Form 10QSB
period 1995-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1995-12-18
CIK 776997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

  /X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended October 31, 1995.

  / /    Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934.  For the transition period from  N/A    to    N/A   .
                                                      -----        -----

Commission File Number:  0-15207

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
              (Exact name of small business issuer in its charter)

         ARIZONA                                          86-0418406
(State of Incorporation)                    (IRS Employer Identification Number)

7776 SOUTH POINTE PARKWAY WEST, SUITE 150, PHOENIX, ARIZONA           85044-5424
         (Address of principal executive offices)                     (Zip Code)

                                 (602) 414-0300
                (Issuer's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock without par value
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X .
No    .                                                                    ---
  ---

Registrant's common stock outstanding at December 14, 1995 was 2,639,074 shares after deducting 348,902 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.



                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                OCTOBER 31, 1995



                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of October 31, 1995 . . . . . . . . . . . . . .   3
         Statement of Income for the quarters
           ended October 31, 1995 and 1994  . . . . . . . . . . . . . . .   4

         Statement of Cash Flows for the quarters
           ended October 31, 1995 and 1994  . . . . . . . . . . . . . . .   5

         Notes to the Financial Statements  . . . . . . . . . . . . . . .   6


Item 2.  Management's Discussion and Analysis . . . . . . . . . . . . . .   8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . .   10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   10

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, INC.
BALANCE SHEET
------------------------------------

ASSETS                                                         October 31,1995
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                         $2,471,700
  Marketable investment securities                                   1,948,746
  Member fees receivable, net of allowance for
     doubtful accounts of $17,750                                      266,437
  Note receivable-officer, current                                      18,621
  Deferred expenses                                                    220,774
  Prepaid expenses and other current assets                            207,068
                                                                    ----------
       Total Current Assets                                          5,133,346

Property and Equipment:
  Office furniture and fixtures                                        119,857
  Office equipment                                                   1,093,437
  Leasehold improvements                                                95,183
  Systems under development                                             73,981
                                                                    ----------
                                                                     1,382,459
  Less accumulated depreciation and amortization                      (673,613)
                                                                    ----------
       Net Property and Equipment                                      708,846

Other Assets:
  Marketable investment securities, long term                           98,750
  Note receivable-officer, long term                                    57,848
                                                                    ----------

       Total Assets                                                 $5,998,790
                                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                                  $   69,250
  Current portion of capital lease obligation (Note 2)                  15,461
  Current portion of bank loan (Note 3)                                 84,400
  Income taxes payable                                                  50,508
  Deferred revenue                                                     658,033
  Accrued expenses and other current liabilities                       168,897
  Deferred income taxes                                                 12,676
                                                                    ----------
       Total Current Liabilities                                     1,059,225

Long-Term Liabilities:
  Capital lease obligation (Note 2)                                     43,103
  Bank loan (Note 3)                                                   253,200
                                                                    ----------
       Total Long-Term Liabilities                                     296,303

Shareholders' Equity:
  Common stock, no par value; Authorized
     8,000,000 shares; Issued, 2,987,976 shares                        616,547
  Additional paid-in capital                                         2,559,168
  Net unrealized gain on marketable investment securities                2,183
  Unearned ESOP shares (Note 3)                                       (327,097)
  Retained earnings                                                  2,730,369
                                                                    ----------
                                                                     5,581,169
  Treasury stock, at cost, 342,602 shares                             (937,907)
                                                                    ----------
       Total Shareholders' Equity                                    4,643,262
                                                                    ----------

       Total Liabilities and Shareholders' Equity                   $5,998,790
                                                                    ==========


                      See notes to the financial statements

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, INC.
STATEMENT OF INCOME
------------------------------------

                                                 Quarter ended October 31,
                                                       1995          1994
--------------------------------------------------------------------------------
Operating Revenues                               $1,251,704    $1,136,263

Operating Expenses:
 Sales and marketing costs                          413,289       351,017
 Direct membership costs                            280,992       163,055
 General and administration                         362,700       320,178
 ESOP Charges                                        23,188        23,836
 Depreciation                                        51,763        34,289
                                                 ------------------------
   Total Operating Expenses                       1,131,931       892,375
                                                 ------------------------

   Operating Income                                 119,773       243,888

Non-operating Income (Expense):
 Interest income                                     63,518        37,581
 Interest expense                                    (9,669)       (2,686)
 Other                                                 ----          ----
                                                 ------------------------
   Total Non-operating Income                        53,849        34,895

   Income Before Income Taxes                       173,621       278,783

Income Taxes                                         60,900       101,500
                                                 ------------------------

                  Net Income                     $  112,721    $  177,283
                                                 ========================

Net Income Per Share:
   Primary                                       $     0.04    $     0.07
                                                 ========================
   Fully Diluted                                 $     0.04    $     0.06
                                                 ========================

Weighted Average Shares
 Outstanding:
   Primary                                        2,679,447     2,720,342
                                                 ========================
   Fully Diluted                                  2,679,447     2,735,711
                                                 ========================


                      See notes to the financial statements

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, INC.
STATEMENT OF CASH FLOWS
------------------------------------

                                                                       Quarter ended  October 31,
                                                                                1995         1994
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                              $  112,721   $  177,283
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation                                                              51,763       34,289
    Amortization                                                               6,165         ----
    ESOP shares committed to be released                                      23,188       23,836
    Loss on sale of frames inventory                                           7,692         ----
  Change In Assets and Liabilities:
    Decrease in member fees receivable                                       195,540       94,901
    (Increase) decrease in deferred expenses                                 (27,866)       1,477
    (Increase) decrease in prepaid expenses and other current assets         (36,804)      59,127
    Increase (decrease) in accounts payable                                  (48,092)      55,953
    Increase in income taxes payable                                          61,236       99,900
    Decrease in deferred revenue                                            (422,576)    (388,519)
    Decrease in accrued expenses and other current liabilities               (10,351)    (147,170)
                                                                          -----------------------

       Net Cash Provided By (Used In) Operating Activities                   (87,384)      11,077

Cash Flows from Investing Activities:
  Decrease in certificates of deposit                                           ----       90,000
  Decrease in marketable investment securities                               626,496      499,590
  (Increase) decrease in note receivable-officer                              17,868      (26,066)
  Purchases of property and equipment                                       (130,505)    (186,243)
                                                                          -----------------------

       Net Cash Provided By Investing Activities                             513,859      377,281

Cash Flows from Financing Activities:
  Sale of treasury shares to ESOP                                               ----      500,129
  Funding of 1994 ESOP contribution                                             ----      (78,129)
  Proceeds from stock options exercised                                          763       50,695
  Repayments of bank loan                                                    (21,100)        ----
  Repayments of capital lease obligation                                      (3,567)      (1,155)
                                                                          -----------------------
       Net Cash Provided By Financing Activities                             (23,904)     471,540

       Net Increase In Cash and Cash Equivalents                             402,571      859,898

  Cash and Cash Equivalents, Beginning of Period                           2,069,129      914,901
                                                                          =======================
  Cash and Cash Equivalents, End of Period                                $2,471,700   $1,774,799
                                                                          =======================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during quarter for income taxes                                     ----   $   80,850

Supplemental Disclosures of Non-Cash Activities:
  Unrealized gain on marketable investment securities                     $    1,102   $    3,930
                                                                          =======================
  Income tax benefit arising from stock option plan                             ----   $   36,216
                                                                          =======================

                      See notes to the financial statements

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 - GENERAL

These financial statements have been prepared by First American Health Concepts, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and statement of cash flows for the periods presented.

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1995 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1995. Operating results for the three months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. Certain fiscal 1995 balances have been reclassified to conform to the 1996 presentation.


NOTE 2 - OBLIGATION UNDER CAPITAL LEASE

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At October 31, 1995, office equipment included $82,052 and accumulated amortization included $32,436 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of October 31, 1995:

Fiscal year ending July 31,
--------------------------------------------------------------------------------
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $16,800
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,400
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,400
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,980
                                                                      -------
Total minimum lease payments  . . . . . . . . . . . . . . . . . . .    72,580
       Less amount representing interest  . . . . . . . . . . . . .    14,016
                                                                      -------
Principal balance . . . . . . . . . . . . . . . . . . . . . . . . .   $58,564
                                                                      =======

--------------------------------------------------------------------------------

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

During fiscal 1994, the Company implemented an employee stock ownership plan (First American Health Concepts, Inc. Employee Stock Ownership Plan and related Trust), qualified as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The Plan is designed to invest primarily in Company stock exclusively for the benefit of eligible employees of the Company. Each eligible employee becomes a participant in the Plan upon completion of one year of service as defined by the Plan. Company contributions are determined each year by the Company's Board of Directors (subject to certain limitations) and are allocated among the accounts of the participants in proportion to their total compensation.

In October 1994, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company has guaranteed the bank loan, it is reported as long term debt of the Company. The shares sold by the Company to the Trust are reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) is reported as a reduction of shareholders' equity.

The loan agreement requires quarterly payments of principal and interest which will be paid from the Company's contributions to the ESOP. As the principal amount of the borrowing is repaid, the liability and the guaranteed ESOP obligation are reduced. The Company recognizes compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which is based on total debt service requirements.

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1996 - $63,300; 1997 - $84,400; 1998 - $84,400;
1999 - $84,400; and 2000 - $21,100.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Operating revenues for the quarter ended October 31, 1995 were $1,252,000 compared to $1,136,000 for the quarter ended October 31, 1994, an increase of 10%. Although membership in the Company's traditional vision plan, ECPA Non-Insured, increased approximately 1% from the prior year to 9.6 million members, related revenues increased 6% due to the addition of relatively higher-priced groups. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded, which increased enrollments by 51% during the past year. Revenues from these plans increased 123% to $190,000 for the first quarter. Management expects all revenue categories to increase in the second quarter as a result of increasing market acceptance of the indemnity plans and the effect of increased enrollment of employees into all of the Company's vision care plans effective January 1, 1996.

Total operating expenses increased 27% to $1,132,000 reflecting the increased costs of business and network development as well as marketing and servicing the indemnity plans. Management expects total operating expenses to reflect an increase over the prior year as the Company continues to upgrade its customer service and computer processing capabilities, expand its provider network, and build its marketing and sales support function to accommodate membership growth and market demands.

Sales and marketing costs of $413,000 for the quarter ended October 31, 1995 increased 18% over the same period in fiscal 1995. The increase was the result of the addition of marketing, account services, and sales support personnel and increased focus on quality assurance activities including an intensified provider credentialing program. The increasing focus on ECPA Insured and ECPA Self-Funded products will require more sales support personnel to accommodate these sales efforts and will result in increased sales and marketing costs during fiscal 1996.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, increased from $163,000 for the quarter ended October 31, 1994 to $281,000 for the quarter ended October 31, 1995. The increase resulted from the addition of customer service, enrollment, and claims administration personnel, and higher claims administration costs, both tied to increased insured and self-funded membership. Management expects direct membership costs to rise as the anticipated membership growth continues, especially in the indemnity programs.

General and administration costs, amounting to $363,000 for the three months ended October 31, 1995, increased 13% compared to the same period in 1994. The increase was the result of expanded employment support services and expenses related to the Company's overall increased employment levels.

Depreciation was $52,000 for the quarter ended October 31, 1995 compared to $34,000 for the corresponding three months of 1994. Depreciation increased due to purchases of computer systems and mail processing and telephone equipment to accommodate personnel additions and increased member communication requirements.

ESOP compensation expense represents contributions committed for the periods in accordance with the

Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $64,000 for the three months ended October 31, 1995 compared to $38,000 in 1994 reflecting a higher rate of operating cash flow investment. For the quarter ended October 31, 1995, average invested cash and marketable investment securities (current and long term) increased by approximately 10% compared to the same period in 1994. Investment yield also increased compared to the prior year as investments in municipal bonds matured and proceeds were reinvested in higher-yielding securities. Disregarding rate fluctuations, interest income should continue to increase in fiscal 1996 as management continues to seek improved investment opportunities.

Interest expense increased compared to the first quarter of fiscal 1995 as a result of interest on borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $4,074,000 and the current ratio was 4.8 to 1 at October 31, 1995 while cash and cash equivalents comprised $2,472,000. The Company's principal source of funds during the first quarter was from operations. Maturing long-term investments were also reinvested in securities classified as cash equivalents.

Major uses of funds during the quarter included investing activities related to increased marketable security investments and purchases of property and equipment of $131,000. The Company did not repurchase any treasury stock during the quarter, though the Board of Directors has authorized up to $1 million for such acquisitions as market conditions present attractive opportunity.

Management anticipates continuing expansion efforts through additional management and staff support personnel, capital additions and infrastructure expenditures to accommodate future growth. The Company believes its ongoing cash flow will support all anticipated expenditures and operating expenses.

PART II.                   OTHER INFORMATION
ITEM 4.                   Submission of Matters to a Vote of Security Holders
                          ---------------------------------------------------

                          Incorporated by reference to the Notice of Meeting and Proxy Statement for Annual
                          Meeting of Shareholders filed October 28, 1995 with Form 10-KSB for the year ended
                          July 31, 1995.

ITEM 6.                   Exhibits and Reports on Form 8-K
                          --------------------------------

Item 6(b)                 No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



First American Health Concepts, Inc.
------------------------------------
           (Registrant)



By:      John A. Raycraft
         ----------------
         John A. Raycraft
         President and Chief Executive Officer




By:      Charles P. Stanford, Jr.
         ------------------------
         Charles P. Stanford, Jr.
         Vice President of Finance and Chief Financial Officer





Date:    December 14, 1995