Form 10QSB
period 1996-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1996-03-14
CIK 776997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended January 31, 1996.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A .
                                             ---    ---

Commission File Number:  0-15207

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
              (Exact name of small business issuer in its charter)

            ARIZONA                                       86-0418406
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

Registrant's common stock outstanding at February 20, 1996 was 2,618,574 shares after deducting 369,402 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                JANUARY 31, 1996

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of January 31, 1996 ........................        3

         Statement of Income for the quarter and six months
         ended January 31, 1996 and 1995 .............................        4

         Statement of Cash Flows for the six months
         ended January 31, 1996 and 1995 .............................        5

         Notes to the Financial Statements ...........................        6

Item 2.  Management's Discussion and Analysis ........................        8

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..........       10

Item 6.  Exhibits and Reports on Form 8-K .............................       10

SIGNATURES ............................................................       11

-----------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET
-----------------------------------------------------------------------------

ASSETS                                                       January 31, 1996
=============================================================================
Current Assets:
     Cash and cash equivalents                                     $3,506,974
     Marketable investment securities                                 606,144
     Member fees receivable, net of allowance for
        doubtful accounts of $20,750                                1,409,861
     Note Receivable Officer, current                                  18,621
     Deferred expenses                                                259,828
     Prepaid expenses and other current assets                        347,299
                                                                   ----------
           Total Current Assets                                     6,148,727

Property and Equipment:
     Office furniture and fixtures                                    287,083
     Office equipment                                               1,025,161
     Leasehold improvements                                           100,725
     Systems under development                                         96,351
                                                                   ----------
                                                                    1,509,320
     Less accumulated depreciation and amortization                  (736,677)
                                                                   ----------
           Net Property and Equipment                                 772,643

     Note receivable-officer, long term                                58,605
                                                                   ----------

          Total Assets                                             $6,979,975
                                                                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
=============================================================================

Current Liabilities:
     Accounts Payable                                              $  184,358
     Current portion of capital lease obligation (Note 2)              15,986
     Current portion of bank loan (Note 3)                             84,400
     Income taxes                                                     (25,525)
     Deferred revenue                                               1,629,669
     Accrued expenses and other current liabilities                   215,546
     Deferred income taxes                                             12,676
                                                                   ----------
          Total Current Liabilities                                 2,117,110

Long Term Liabilities:
     Capital lease obligation (Note 2)                                 38,891
     Bank loan (Note 3)                                               232,100
                                                                   ----------
          Total Long-Term Liabilities                                 270,991

Shareholders' Equity:
     Common Stock, no par value, Authorized
       8,000,000 shares; Issued, 2,987,976 shares                     616,547
     Additional paid-in capital                                     2,559,168
     Net unrealized gain on marketable investment securities            1,584
     Unearned ESOP shares (Note 3)                                   (304,602)
     Retained Earnings                                              2,797,277
                                                                   ----------
                                                                    5,669,974
     Treasury stock, at cost, 369,402 shares                       (1,078,100)
                                                                   ----------
          Total Shareholders' Equity                                4,591,874
                                                                   ----------

          Total Liabilities and Shareholders' Equity               $6,979,975
                                                                   ==========

                      See notes to the financial statements

--------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF INCOME
--------------------------------------



                                                 Quarter ended January 31,         Six months ended January 31,
                                                  1996              1995               1996              1995
===============================================================================================================

Operating Revenues:                            $1,322,238        $1,188,357        $2,573,942        $2,324,620

Operating Expenses:
   Sales and marketing costs                      462,063           343,578           875,352           691,955
   Direct membership costs                        296,035           182,214           577,027           347,908
   General and administration                     433,389           324,905           794,999           645,083
   Depreciation                                    56,899            38,946           108,662            73,235
   ESOP charges                                    21,405            21,819            45,682            45,656
                                               ----------------------------        ----------------------------
       Total Operating Expenses                 1,269,791           911,462         2,401,722         1,803,837
                                               ----------------------------        ----------------------------

       Operating Income                            52,447           276,895           172,220           520,783

Non-operating Income (Expense):
   Interest income                                 56,652            59,168           120,170            96,749
   Interest expense                                (9,091)          (11,828)          (18,760)          (14,514)
                                               ----------------------------        ----------------------------
       Total Non-operating Income                  47,561            47,340           101,410            82,235
                                               ----------------------------        ----------------------------
       Income Before Income Taxes                 100,008           324,235           273,630           603,018

Income Taxes                                       33,100           124,500            94,000           226,000
                                               ----------------------------        ----------------------------

                     Net Income                $   66,908        $  199,735        $  179,630       $   377,018
                                               ============================        ============================

Net Income Per Share:                          $     0.03        $     0.07        $     0.07       $      0.14
                                               ============================        ============================

Weighted Average Shares
   Outstanding:                                 2,668,027         2,748,444         2,673,646         2,735,032
                                               ============================        ============================

                      See notes to the financial statements

--------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF CASH FLOWS
--------------------------------------


                                                                              Six months ended January 31,
                                                                                   1996             1995
==========================================================================================================

Cash Flows from Operating Activities:
   Net Income                                                                  $  179,630        $377,018
   Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation                                                               108,662          73,235
       Change in deferred systems cost                                             12,330            --
       Income tax benefit arising from stock option plan                             --            57,423
   ESOP shares committed to be released                                            45,682          45,657
Change in Assets and Liabilities:
   Increase in member fees receivable                                            (947,884)       (873,108)
   Reduction in frames inventory                                                    4,626            --
   (Increase) decrease in deferred expenses                                       (66,920)          5,597
   Increase in prepaid expenses and other current assets                         (173,970)       (104,169)
   Increase in accounts payable                                                    67,016          60,646
   Increase (decrease) in income taxes payable                                    (14,796)         48,228
   Increase in deferred revenue                                                   549,853         390,238
   Increase (decrease) in accrued expenses and other current liabilities           35,508        (178,886)
                                                                               --------------------------

     Net Cash Used in Operating Activities                                       (200,263)        (98,121)

Cash Flows from Investing Activities:
   Decrease in certificates of deposit                                               --            90,000
   Decrease (increase) in marketable investment securities                      2,067,248        (846,983)
   (Decrease) increase in note receivable from officer                             17,111         (23,987)
   Purchases of property and equipment                                           (257,366)       (217,655)
                                                                               --------------------------

     Net Cash Used in Provided By Investing Activities                          1,826,993        (998,625)

Cash Flows from Financing Activities:
   (Purchase of) proceeds from sale of treasury stock                            (140,194)        500,129
   Proceeds from stock options exercised                                              763          63,820
   Repayments of bank loan                                                        (42,200)        (21,100)
   Repayments of capital lease obligation                                          (7,254)         (4,370)
                                                                               --------------------------

     Net Cash (Used In) Provided By Financing Activities                         (188,885)        538,479
                                                                               --------------------------

     Net Increase (Decrease) In Cash and Cash Equivalents                       1,437,845        (558,267)

   Cash and Cash Equivalents, Beginning of Period                               2,069,129         914,901
                                                                               --------------------------
   Cash and Cash Equivalents, End of Period                                    $3,506,974        $356,634
                                                                               ==========================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during six-month period for income taxes                          $  109,132        $121,430
                                                                               ==========================

Supplemental Disclosure of Non-Cash Activities:
   Unrealized loss on marketable investment securities                         $    1,701        $  6,457
                                                                               ==========================


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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1995 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1995. Operating results for the three and six months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. Certain fiscal 1995 balances have been reclassified to conform to the 1996 presentation.

NOTE 2 - OBLIGATION UNDER CAPITAL LEASE

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At January 31, 1996, office equipment included $82,052 and accumulated amortization included $36,891 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of January 31, 1996:

Fiscal year ending July 31,
--------------------------------------------------------------------------------

1996.................................................................    $11,200
1997.................................................................     22,400
1998.................................................................     22,400
1999.................................................................     10,980
Total minimum lease payments.........................................     ------
                                                                          66,980
       Less amount representing interest.............................     12,103
Principal balance....................................................    -------
                                                                         $54,877
                                                                         =======
--------------------------------------------------------------------------------

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1996 - $42,200; 1997 through 1999 - $84,400; and
2000 - $21,100.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Operating revenues for the quarter ended January 31, 1996 were $1,322,000 compared to $1,188,000 for the quarter ended January 31, 1995, an increase of 11%. Although membership in the Company's traditional vision plan, ECPA Non-Insured, increased approximately 4% from the prior year to 9.7 million members, related revenues increased 17% due to the addition of relatively higher-priced groups. For the six months ended January 31, 1996 non-insured revenues increased 12% as a result of these same membership increases and average revenue rate improvements. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded, which increased enrollments by 52% during the past year. Revenues from these plans increased 42% for the second quarter to $157,000 and 55% for the six months ended January 31, 1996 to $303,000. Management expects revenues to increase in the third and fourth quarters as a result of the ongoing effect of increased enrollment into all of the Company's vision care plans effective January 1, 1996 and continued market acceptance of the non-insured and indemnity plans. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues compared to other quarters.

Total operating expenses increased 39% for the second quarter to $1,270,000 and 33% to $2,402,000 for the six months ended January 31, 1996 reflecting the increased costs of business and network development as well as marketing and servicing ECPA's indemnity plans. Management expects that total operating expenses will reflect increases over the prior year due to the continuing effect of upgraded customer service and computer processing capabilities, maintenance of the expanded provider network, and building of marketing and sales support functions to accommodate membership growth and market demands.

Sales and marketing costs for the quarter and six months ended January 31, 1996 of $462,000 and $875,000 increased 34% and 43%, respectively, over the same periods in fiscal 1995. The increase was the result of the addition of marketing, account services, and sales support personnel and increased focus on quality assurance activities including intensified provider credentialing programs. The increasing emphasis on ECPA-Insured and ECPA Self-Funded products requires more sales support personnel to accommodate these marketing and sales efforts and will result in increased sales and marketing costs during the remainder of fiscal 1996.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, increased from $182,000 for the quarter ended January 31, 1995 to $296,000 for the quarter ended January 31, 1996 and from $348,000 to $577,000 for the respective six-month periods then ended. The increases resulted from the addition of customer service, enrollment, and claims administration personnel, and higher claims administration costs, both tied to increased insured and self-funded membership.

Management expects direct membership costs to rise as the anticipated membership growth continues, especially with respect to the indemnity programs.

General and administration costs totaling $433,000 for the three months and $795,000 for the six months ended January 31, 1996 increased 33% and 23%, respectively, compared to the same periods in 1995. The increases were the result of expanded employment support services and and professional fees related to the Company's overall increased employment levels.

Depreciation was $57,000 for the three months and $109,000 for the six months ended January 31, 1996 compared to $39,000 and $73,000 for the corresponding three- and six-month periods of 1995 reflecting purchases over the past year of computer systems and office furniture and fixtures to handle the Company's personnel additions as well as mail processing and telephone equipment to accommodate increased member communication requirements.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $57,000 for the three months and $120,000 for the six months ended January 31, 1996 compared to $59,000 and $97,000 for the corresponding three- and six-month periods in 1995, reflecting a higher rate of operating cash flow investment. For the quarter ended January 31, 1996 invested cash and marketable investment securities (current and long-term) decreased compared to the same period in 1995 due to financial resources allocated to fund investment in offices and equipment. Investment yield increased compared to the prior year as investments in municipal bonds matured and proceeds were reinvested in higher-yielding securities. Disregarding rate fluctuations, interest income should continue to increase in fiscal 1996 as improved investment opportunities are identified. Invested funds are expected to remain stable as cash provided by operations is utilized to fund planned computer systems and other equipment upgrades needed to service existing customers and new business.

Interest expense decreased compared to the second quarter of fiscal 1995 as a result of repayments of borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company. Interest for the six months ended January 31 increased since the borrowings were outstanding less than the full period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $4,032,000 and the current ratio was 2.9 to 1 at January 31, 1996 while cash and cash equivalents comprised $3,507,000. The Company's principal sources of funds during the quarter and six months were from operations and maturing long-term investments which were reinvested in securities classified as cash equivalents.

Major uses of funds during the six months ended January 31, 1996 included reinvestment activities related to maturities of marketable securities and purchases of property and equipment totaling $257,000. The Company repurchased $140,000 of treasury stock during the six months ended January 31, 1996 and the Board of Directors has authorized up to $1 million for such acquisitions as market conditions present attractive opportunity.

Management anticipates continuing expansion efforts through additional sales and support staff personnel, as well as information systems additions and infrastructure expenditures to accommodate future growth. The Company believes its ongoing cash flow will support all anticipated expenditures and operating expenses.

PART II.           OTHER INFORMATION

ITEM 4.            Submission of Matters to a Vote of Security Holders

          (a) The Company held its annual meeting of shareholders on February 15, 1996.

          (b) Directors elected at the annual meeting were John R. Behrmann, Robert J. Delsol, John W. Heidt, Thomas B. Morgan and Robert M. Topol.

          (c) Other matters voted upon at the meeting included the following:

                   1. Ratification of the Board of Directors' recommendation that Article X of the Company's Articles of Incorporation be amended to allow from five (5) to seven (7) directors rather than requiring specifically seven (7) (2,507,130 votes for; 5,440 votes against; 2,375 abstained).

                   2. All elected directors in Item 4.(b) received the following vote tabulation (2,511,770 votes for; 3,175 votes against; 0 abstained).

                   3. Ratification of the Board of Directors' recommendation that KPMG Peat Marwick LLP be appointed the Company's independent public accountants for fiscal year 1996 (2,510,470 votes for; 3,000 votes against; 1,475 abstained).

ITEM 6.

         Exhibits and Reports on Form 8-K

Item 6(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First American Health Concepts, Inc.
------------------------------------
           (Registrant)

By:      /s/ John A. Raycraft
         ----------------------------------------
         John A. Raycraft
         President and Chief Executive Officer

By:      /s/ Charles P. Stanford, Jr.
         ----------------------------------------
         Charles P. Stanford, Jr.
         Vice President - Finance and Chief Financial Officer



Date:    March 8, 1996