Form 10QSB
period 1996-04-30
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1996-06-17
CIK 776997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended April 30, 1996.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A .

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
Yes  X  No    .
    ---    ---

Registrant's common stock outstanding at June 10, 1996 was 2,619,137 shares after deducting 375,402 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                 APRIL 30, 1996

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of April 30, 1996..............................     3

         Statement of Income for the quarter and nine months
           ended April 30, 1996 and 1995.................................     4

         Statement of Cash Flows for the nine months
           ended April 30, 1996 and 1995.................................     5

         Notes to the Financial Statements...............................     6

Item 2.  Management's Discussion and Analysis............................     8

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............    11

Item 6.  Exhibits and Reports on Form 8-K................................    11

SIGNATURES...............................................................    12

- ------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET
- ------------------------------------

ASSETS                                                           April 30, 1996
- --------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                   $   4,518,992
   Marketable investment securities                                  290,638
   Member fees receivable, net of allowance for
      doubtful accounts of $22,895                                   575,478
   Note receivable-officer, current                                   18,621
   Deferred expenses                                                 262,270
   Prepaid expenses and other current assets                         220,677
                                                               -------------
        Total Current Assets                                       5,886,676

Property and Equipment:
   Office furniture and fixtures                                     287,083
   Office equipment                                                1,134,222
   Leasehold improvements                                            102,818
   Systems under development                                         380,318
                                                               -------------
                                                                   1,904,441
   Less accumulated depreciation and amortization                   (805,376)
                                                               -------------
        Net Property and Equipment                                 1,099,065

Other Assets:
   Note receivable-officer, long term                                 59,363
                                                               -------------

        Total Assets                                           $   7,045,104
                                                               =============


LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------

Current Liabilities:
   Accounts payable                                            $     237,279
   Current portion of capital lease obligation (Note 2)               18,890
   Current portion of bank loan (Note 3)                              84,400
   Income taxes payable                                              (22,669)
   Deferred revenue                                                1,512,339
   Accrued expenses and other current liabilities                    263,889
   Deferred income taxes                                              12,676
                                                               -------------
        Total Current Liabilities                                  2,106,804

Long Term Liabilities:
   Capital lease obligation (Note 2)                                  30,128
   Bank loan (Note 3)                                                211,000
                                                               -------------
        Total Long Term Liabilities                                  241,128

Shareholders' Equity:
   Common stock, no par value; Authorized
      8,000,000 shares; Issued, 2,992,772 shares                     625,691
   Additional paid-in capital                                      2,559,168
   Net unrealized loss on marketable investment securities               241
   Unearned ESOP shares (Note 3)                                    (284,596)
   Retained earnings                                               2,902,487
                                                               -------------
                                                                   5,802,991
   Treasury stock, at cost, 375,402 shares                        (1,105,819)
                                                               -------------
        Total Shareholders' Equity                                 4,697,172
                                                               -------------

        Total Liabilities and Shareholders' Equity             $   7,045,104
                                                               =============

                      See notes to the financial statements

- ------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF INCOME
- ------------------------------------

                                      QUARTER ENDED APRIL 30,      NINE MONTHS ENDED APRIL 30,
                                         1996           1995           1996           1995
- --------------------------------------------------------------    ---------------------------
Operating Revenues                $ 1,553,394    $ 1,160,689    $ 4,127,336     $ 3,485,309

Operating Expenses:
   Sales and marketing costs          535,621        319,398      1,410,973       1,011,353
   Direct membership costs            386,113        241,026        963,140         588,934
   General and administration         426,898        350,019      1,222,987         995,101
   Depreciation                        62,534         39,038        171,196         112,272
   ESOP charges                        20,008         18,581         64,601          64,239
                                  -----------    -----------    -----------     -----------
     Total Operating Expenses       1,431,174        968,062      3,832,897       2,771,899
                                  -----------    -----------    -----------     -----------

     Operating Income                 122,220        192,627        294,439         713,410

Non-operating Income (Expense):
   Interest income                     51,289         43,121        171,459         139,870
   Interest expense                    (8,300)       (10,507)       (27,060)        (25,021)
                                  -----------    -----------    -----------     -----------
     Total Non-operating Income        42,989         32,614        144,399         114,849

     Income Before Income Taxes       165,209        225,241        438,838         828,259

Income Taxes                           60,000         67,000        154,000         293,000
                                  -----------    -----------    -----------     -----------

   Net Income                     $   105,209    $   158,241    $   284,838     $   535,259
                                  ===========    ===========    ===========     ===========

Net Income Per Share:             $      0.04    $      0.06    $      0.11     $      0.20
                                  ===========    ===========    ===========     ===========
Weighted Average Shares
   Outstanding:                     2,642,139      2,711,016      2,663,189       2,723,256
                                  ===========    ===========    ===========     ===========

                      See notes to the financial statements

- ------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF CASH FLOWS
- ------------------------------------

                                                                    NINE MONTHS ENDED APRIL 30,
                                                                       1996           1995
- -----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                   $   284,838    $   535,259
    Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation                                                   171,196        112,272
      Amortization                                                    18,495           --
      Income tax benefit arising from stock option plan                 --           57,423
      ESOP shares committed to be released                            65,689         64,239
    Change In Assets and Liabilities:
      Decrease (Increase) in member fees receivable                   20,562        (81,967)
      Increase in deferred expenses                                  (69,363)          (123)
      Increase in prepaid expenses and other current assets         (181,415)        (3,405)
      Reduction in frames inventory                                    4,626           --
      Increase in accounts payable                                   119,937          6,394
      Increase (decrease) in income taxes payable                    (11,941)        39,265
      Increase in deferred revenue                                   382,148        222,030
      Increase (decrease) in accrued expenses and other
        current liabilities                                          134,231       (118,813)
                                                                 -----------    -----------

         Net Cash Provided By Operating Activities                   939,003        832,574

Cash Flows for Investing Activities:
     Decrease in certificates of deposit                                 --           90,000
     Decrease (Increase) in marketable investment securities        2,381,410       (606,775)
     Change in note receivable-officer                                 16,356        (27,887)
     Purchases of property and equipment                             (652,487)      (272,194)
                                                                  -----------    -----------

         Net Cash Provided By (Used In) Investing Activities        1,745,279       (816,856)

Cash Flows from Financing Activities:
     Purchases of treasury stock                                     (167,914)      (338,079)
     Proceeds from sale of treasury stock                                --          500,129
     Proceeds from stock options exercised                              9,908         93,279
     Repayments of bank loan                                          (63,300)       (21,100)
     Repayments of capital lease obligation                           (13,113)        (7,694)
                                                                  -----------    -----------

          Net Cash Provided By Financing Activities                  (234,419)       226,535
                                                                  -----------    -----------

          Net Increase (Decrease) In Cash and Cash Equivalents      2,449,863        242,253

Cash and Cash Equivalents, Beginning of Period                      2,069,129        914,901
                                                                  -----------    -----------
Cash and Cash Equivalents, End of Period                          $ 4,518,992    $ 1,157,154
                                                                  ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the nine month period for income taxes       $   166,277    $   196,313
                                                                  ===========    ===========
Supplemental Disclosure of Non-Cash Activities:
    Unrealized (loss) gain on marketable investment securities    $    (3,044)   $    13,100
                                                                  ===========    ===========

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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1995 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1995. Operating results for the three and nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. Certain fiscal 1995 balances have been reclassified to conform to the 1996 presentation.

NOTE 2 - OBLIGATION UNDER CAPITAL LEASE

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At April 30, 1996, office equipment included $82,052 and accumulated depreciation included $41,346 related to the assets covered by this lease. Following is a schedule by year of future minimum lease payments as of April 30, 1996:

Fiscal year ending July 31,
- ---------------------------
1996..........................................................  $ 3,733
1997..........................................................   22,400
1998..........................................................   22,400
1999..........................................................   10,980
                                                                -------
Total minimum lease payments..................................   59,513
       Less amount representing interest......................   10,495
                                                                -------
Principal balance............................................   $49,018
                                                                =======

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1996 - $21,100; 1997 through 1999 - $84,400; and
2000 - $21,100.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Operating revenues for the quarter ended April 30, 1996 were $1,553,000 compared to $1,160,000 for the quarter ended April 30, 1995, an increase of 34%. Although membership in the Company's traditional vision plan, ECPA Non-Insured, increased approximately 2% from the prior year to 9.7 million members, related revenues increased 25% due to the addition of relatively higher-priced groups. For the nine months ended April 30, 1996 non-insured revenues increased 16% as a result of these same membership increases and average revenue rate improvements. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded, which increased enrollments by 46% during the past fiscal year. Revenues from these plans increased 123% for the third quarter to $295,000 and 82% for the nine months ended April 30, 1996 to $598,000. Management expects revenues to increase in the fourth quarter as a result of the ongoing effect of increased enrollment in all of the Company's vision care plans effective from January 1, 1996 and continued market acceptance of the non-insured and indemnity plans. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues compared to other quarters.

Total operating expenses increased 48% for the third quarter to $1,431,000 and 38% to $3,833,000 for the nine months ended April 30, 1996 reflecting the increased costs of business and network development as well as marketing and servicing ECPA's indemnity plans. Management expects that total operating expenses will continue to reflect increases over the prior year due to the ongoing effect of upgraded customer service and computer processing capabilities, maintenance of the expanded provider network, claim processing expenses related to increased indemnity business, and building of marketing and sales support functions to accommodate membership growth and market demands.

Sales and marketing costs for the quarter and nine months ended April 30, 1996 of $536,000 and $1,411,000 increased 68% and 40%, respectively, compared to the same periods in fiscal 1995. The increase was the result of the addition of marketing, account services, and sales support personnel and increased focus on quality assurance activities including intensified provider credentialing programs. The increased emphasis on ECPA-Insured and ECPA Self-Funded products requires more sales support staff to accommodate these marketing and sales efforts and will result in increased sales and marketing costs during the remainder of fiscal 1996.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national provider locator and referral service, and administering claims processing functions, increased from $241,000 for the quarter ended April 30, 1995 to $386,000 for the quarter ended April 30, 1996 and from $589,000 to $963,000 for the respective nine-month periods then ended. The increases resulted from the addition of customer service, membership enrollment, and claims administration personnel, and higher outsourced claims administration costs, all tied to increased insured and self-funded membership. Management expects direct membership costs to rise as the anticipated membership growth continues, especially with respect to the indemnity programs.

General and administration costs totaling $427,000 for the three months and $1,223,000 for the nine months ended April 30, 1996 increased 22% and 23%, respectively, compared to the same periods in 1995. The increases were generally attributable to expanded employment support services and professional fees related to the Company's overall increased employment levels.

Depreciation was $63,000 for the three months and $171,000 for the nine months ended April 30, 1996 compared to $39,000 and $112,000 for the corresponding three- and nine-month periods of 1995 reflecting purchases over the past year of computer systems and software and office furniture and fixtures to handle the Company's personnel additions as well as mail processing and telephone equipment and programming to accommodate increased member communication requirements.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $51,000 for the three months and $171,000 for the nine months ended April 30, 1996 compared to $43,000 and $140,000 for the corresponding three- and nine-month periods in 1995, reflecting a higher rate of operating cash flow investment. For the quarter ended April, 1996 invested cash and marketable investment securities (all of which presently have maturities within one year) increased compared to the same period in 1995 due to an excess of cash from operating activities over the financial resources allocated to fund investment in offices and equipment and other capital aquisitions. Average investment yield has decreased compared to the prior year as investments in municipal bonds matured and proceeds reinvested were in lower-rate short-term money market funds. Disregarding rate fluctuations, interest income should continue to increase in fiscal 1996 as improved investment opportunities are identified. Invested funds are expected to remain stable as cash provided by operations is expected to be sufficient to fund planned computer systems and other equipment upgrades needed to service existing customers and new business.

Interest expense decreased compared to the third quarter of fiscal 1995 as a result of scheduled repayments of borrowings by the ESOP Trust which are guaranteed and therefore recorded by the Company. Interest for the nine months ended April 30 increased since the borrowings were outstanding less than the full period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3,780,000 and the current ratio was 2.8 to 1 at April 30, 1996 while cash and cash equivalents comprised $4,810,000. The Company's principal sources of funds during the quarter and nine months were from operations and maturing long-term investments which were reinvested in funds classified as cash equivalents.

The major use of funds during the nine months ended April 30, 1996 was for purchases of property and equipment totaling $652,000. The Company also repurchased $168,000 of treasury stock during the nine months ended April 30, 1996 and the Board of Directors has authorized up to $1 million for such acquisitions as market conditions present attractive opportunity.

Management anticipates continuing expansion efforts through additional sales and support staff personnel, as well as information systems additions and staffing and infrastructure expenditures to accommodate future growth. The Company believes its ongoing cash flow will support all anticipated expenditures and operating expenses.

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

First American Health Concepts, Inc.
- ------------------------------------
      (Registrant)



By:   John A. Raycraft
      ----------------
      John A. Raycraft
      President and Chief Executive Officer




By:   Charles P. Stanford, Jr.
      ------------------------
      Charles P. Stanford, Jr.
      Vice President - Finance and Chief Financial Officer



Date: June 14, 1996