Form 10KSB40
period 1996-07-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1996-10-29
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year August 1, 1995 to July 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A .
                                                              ---    ---
Commission File Number:  0-15207

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.
                 (Name of small business issuer in its charter)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No   .
                                                             ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the fiscal year ended July 31, 1996 was $5,678,016.

Registrant's Common Stock outstanding at October 21, 1996 was 2,577,026 shares after deducting 418,302 shares of treasury stock. At such date, the aggregate market value of Registrant's Common stock held by non-affiliates, based upon the closing price at which such stock was sold on NASDAQ on such date was approximately $5,073,000.

                       Documents Incorporated by Reference

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 1997 are incorporated in Part III as set forth herein.

                                TABLE OF CONTENTS

PART I                                                                                         PAGE
                                                                                               ----
      Item 1.      Description of Business                                                       3
      Item 2.      Description of Property                                                       5
      Item 3.      Legal Proceedings                                                             6
      Item 4.      Submission of Matters to a Vote of Security Holders                           6

PART II

      Item 5.      Market for Common Equity and Related Stockholder Matters                      6
      Item 6.      Management's Discussion and Analysis                                          6
      Item 7.      Financial Statements                                                          8
      Item 8.      Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                                      8

PART III

      Item 9.      Directors and Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16(a) of the Exchange Act                  8
      Item 10.     Executive Compensation                                                        9
      Item 11.     Security Ownership of Certain Beneficial
                     Owners and Management                                                       9
      Item 12.     Certain Relationships and Related
                     Transactions                                                                9
      Item 13.     Exhibits and Reports on Form 8-K                                              9


SIGNATURES                                                                                       10

PART I
   First American Health Concepts, Inc.


Item 1. DESCRIPTION OF BUSINESS

Business Development

         First American Health Concepts, Inc. ("FAHC" or the "Company") was incorporated in Arizona in 1981 and made its initial public offering of common stock in October, 1985. For the past eleven years, the Company has been involved in the business of providing managed vision care plans and programs to the employee benefit industry and direct access to preferred pricing through a network of preferred providers (PPO). The Company markets and administers its vision care programs under the registered trade name Eye Care Plan of America ("ECPA").

         The containment of runaway costs within the health care industry has been a major focus of attention for several years. The increasing cost of medical care and an increasing need for vision care, has triggered a growing awareness of, and need for, new products, services and ideas designed to curtail health care costs.

         In 1995, U.S. retail sales of optical products were $13.8 billion, a 12 percent increase from the $12.3 billion in 1993. Managed vision care programs, (private and government) accounted for 30 percent of all these eyewear sales, according to the Ophthalmic Manufacturers Association (OMA).

         According to a special report published by the Jobson Optical Group in 1995, 60 percent of the American population, or approximately 157 million people require some form of vision correction, with 61 percent of them purchasing eyewear in 1995. The report also tracks the effect that the graying of America is having on the vision care market, with 40 percent of purchasers in 1995 being over 40 years of age. It is estimated that segment of the population will increase to 60 percent by the year 2000. The Group Health Association of America
(GHAA) estimates that 91 percent of the best selling plans offered by HMO's included coverage for routine eye exams and 15 percent offer eyewear benefits. Approximately one in five Americans are currently receiving their health care through an HMO. It is this rapidly growing market where the Company focuses its sales and product development efforts.

         Consumers are naturally cost conscious when purchasing health care products, and a large number of optometrists, opticians and ophthalmologists are concerned over losing their patients to managed care plans. The ECPA concept is intended to assist these professionals in maintaining or increasing the volume of their business, while enabling consumers to reduce their eye care costs by providing substantial savings to members purchasing eye care from participating ECPA providers.

Eye Care Plan of America

         Eye Care Plan of America is a managed vision care plan with a verifiable cost containment pricing structure as its foundation. Pricing is based on industry published wholesale prices for the ophthalmic materials plus nominal professional service fees. ECPA provides fully-insured and self- funded service emphasizing this pricing structure.

         The Company's original program, ECPA Non-Insured, is not an insurance program but, rather, affords consumers the opportunity to purchase eyewear products from providers at substantial savings through participation in the Company's programs.

         During 1993, the Company introduced its first insured vision care products which utilize the same price structure as the Company's original program, while adding a schedule of indemnity allowances for eye examinations, lenses, frames and contact lenses. The Company's programs can assist providers in increasing or maintaining their markets, while enabling members to reduce their health care costs.

         Currently, 10.1 million members are enrolled in the Company's vision care cost-containment programs, and there are over 13,800 participating eye care providers in the United States, Puerto Rico and the US Virgin Islands.

         Upon enrollment in any of the ECPA programs, members receive identification or authorization verifying their membership. This identification is usually either on a Company- issued ECPA card or the sponsor's own identification card on which the ECPA logo is imprinted. Included in the information on either card is the toll-free telephone number to the Company's national customer service center. Members are instructed to call the telephone number to locate nearby participating ECPA providers. Members and their families may visit any provider during normal business hours and are encouraged, but not required, to have their eyes examined by the provider in connection with their purchases. Members may select eyewear from each provider's inventory without restriction as to style, color, size, tint or lens type. The Company guarantees that any complaints associated with ECPA programs will be resolved to the members' satisfaction, either by the provider or by the Company.

[ ]   ECPA Non-Insured

         Upon presentation of an authorized membership card at an approved provider, a member may purchase eyewear at a price 20% to 60% below usual retail. The preferred pricing is based on published wholesale price lists such as FRAMES, an industry publication which reflects manufacturers' wholesale frame prices, and wholesale optical laboratory published price lists.

         Unlike traditional insured vision plans, ECPA Non-Insured does not require either the member or the provider to complete or submit claim forms. All payments are made directly to the participating providers by the ECPA Non-Insured members.

[ ]   ECPA Insured and ECPA Self-Funded

         The Company's insured vision care programs are designed to combine the preferred pricing structure with a traditional insurance schedule for eye exams, lenses, frames and contact lenses creating a managed indemnity product with increased flexibility in plan design.

         Under ECPA Insured and ECPA Self-Funded, members receive a "Schedule of Allowances" for vision care needs. Applying the Schedule of Allowances to the ECPA preferred pricing greatly increases the members' buying power and reduces their out-of-pocket expenses for quality managed eye care.

         ECPA Insured and ECPA Self-Funded members also have the option of seeking services from eye care professionals outside of the ECPA provider network. In such cases, the member pays the eye care provider's usual and customary fees directly, and the member is then reimbursed according to a reduced Schedule of Allowances.

         After the Schedule of Allowances has been exhausted, ECPA Insured and ECPA Self-Funded members may purchase additional eyewear and contact lenses from participating ECPA providers at ECPA preferred pricing levels.

         Insured scheduled allowances are underwritten by Security Life Insurance Company of America ("SLICA," founded in Minnesota in 1956) and Congress Life Insurance Company (in Alabama), a wholly-owned subsidiary of SLICA. ECPA Self-Funded provides the same benefits to members as ECPA Insured, however the scheduled allowances are self-funded by the plan sponsor.

ECPA Sponsors

         The Company does not market participation in ECPA programs directly to the public. Instead, members are enrolled through sponsors having access to large numbers of their own employees, clients or customers. Existing and potential sponsors include employer groups, insurance carriers, third party administrators, health maintenance organizations, multiple employer trusts, financial institutions, associations, labor unions, governmental bodies, and political sub-divisions. Generally, a sponsor pays either an annual/monthly fee or a monthly premium for each member enrolled. Under the Company's standard agreement each sponsor agrees to offer membership in ECPA to its clients, and typically will enroll all of its clients.

         Presently there are more than 1,000 sponsors of ECPA plans, the largest of which accounts for approximately 9 percent of the Company's total operating revenue.

ECPA Eye Care Providers

         Each participating ECPA provider is an established provider prior to becoming associated with the Company, is owned independent of the Company, and is operated by professionals regulated under applicable state law. A large portion of the provider network is comprised of independent optometrists, opticians, and ophthalmologists, and the balance is comprised of chain-operated providers. Each provider agrees to pay a periodic or transaction-based fee for the Company's administration of the network.

         The Company recruits potential providers using in-house telemarketing efforts. Each potential provider is screened through interviews with credentialing representatives and discussions with their references. The Company requires, among other things, that providers maintain normal business hours, offer a full selection of eyewear, possess all licenses required to practice in the state in which their operations take place, maintain sufficient professional liability insurance, and adhere to standards set forth in the Company's Quality of Care Assurance Program. A nominal credentialing fee is required. Each approved provider agrees to provide eye care to plan members according to the Company's standards and at predetermined, published, wholesale-based prices, and to guarantee the services, care and related materials to the members' satisfaction.

         Since ECPA is based on a cost containment fee structure, it is necessary to maintain an appropriate ratio of members to providers within a given geographic area. ECPA has set the desired ratio at 2000-to-1, bearing in mind that utilization will be only a fraction of that, and that eye care visits are normally an annual or semi-annual event. ECPA verifies that the prospective provider's office is capable of efficiently serving an increased patient load.

Competition

         The Company's primary competition in marketing ECPA programs comes from other insured vision plans, some of which are long-established entities with significantly greater financial and other resources than the Company.

         Due to the high percentage of the population requiring eyewear and because access to eye care services is largely a planned occurrence, it is necessary to spread the cost of insured benefits over large groups and therefore, vision care insurance premiums and fees are set at levels which may not produce significant cost savings in the total cost of individual vision care. The Company believes, therefore, that the ECPA membership cost-containment concept offers advantages in the cost and ease of administration over traditional insured and prepaid coverage programs.

         Although several companies offer membership programs for the purchase of discount eyewear from participating providers, to the Company's knowledge, no other Company is comparable in size, product diversity or geographic scope to ECPA. Other entities could establish cost-containment benefit programs similar in concept to the Company's programs. However, management believes the Company's service mark recognition obtained during the past fifteen years provides a competitive edge for the Company and will continue to do so. In addition, because the Company's newer insured vision care products utilize the same price schedule as ECPA Non-Insured, associated claims costs are lower than competing traditional insured vision care plans and therefore, material cost savings are passed on to the insured members and sponsors.

Regulation

         Health care providers, insurers, and third party administrators are subject to federal, state and occasionally, local regulation. Regulations applicable to the products or operations of the Company are complied with directly by the Company or through the compliance departments of the Company's alliance partners, where applicable.

         Since the Company is in the employee benefit industry, any proposed or enacted legislation which would adversely affect the preferential tax treatment or flexibility of choice afforded employee health benefits could adversely affect the business of the Company.

Employees

         At October 21, 1996 the Company had 67 full-time employees including 6 officers, 5 outside sales representatives and 56 customer service, clerical and administrative employees. The Company anticipates hiring additional staff as increased business demands dictate.


Item 2.  DESCRIPTION OF PROPERTY

         The Company leases an aggregate of 15,000 square feet of Class B office space for its sales and administrative offices. The Company's headquarters office in Phoenix, Arizona is leased at an effective rate of $12,300 per month with an expiration date of September, 1999. Sales offices are located in Phoenix, Atlanta, Chicago, Washington, D.C. and Hartford with effective rates ranging from $450 to $1,400 per month and lease expiration dates through September, 1997.

         The Company maintains cash reserves for use in corporate expansion, financing growth of its business and general corporate purposes. FAHC invests excess cash in interest-bearing securities including U.S. Treasuries and municipal obligations, generally with maturities of less than one year. Investments are governed by guidelines established by a committee of the Board of Directors and are generally not limited by type.

Item 3.  LEGAL PROCEEDINGS

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Common                      Trading Range During the Years Ended July 31,
Stock Prices                      1996                            1995
------------            --------------------------------------------------------

                          High             Low            High             Low
                          ----             ---            ----             ---
Quarter Ended:
   October 31           $6-3/4              $5          $8-1/8          $5-1/8
   January 31            6-3/8           4-5/8           8-7/8           6-1/8
   April 30              5-3/4           4-3/8           6-5/8           4-3/4
   July 31               5-1/4           3-1/4           7-5/8           6-1/8

         Since February 27, 1995 the Company's common stock has traded on the Nasdaq National Market System (symbol: FAHC). Prior to that date, common shares were traded on the Nasdaq Over-the-Counter Market. On October 21, 1996 there were approximately 135 shareholders of record, not including those shares held in street name. The Company has neither declared nor paid any cash dividends to date and does not plan to do so in the immediate future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         First American Health Concepts, Inc. ("FAHC" or the "Company") reported operating revenues of $5,678,000 for 1996 compared to $4,657,000 for 1995, an overall increase of 22 percent. ECPA Non-Insured revenues increased 20 percent due to an increase in eligible members from 9.6 million members in 1995 to 10.0 million members at July 31, 1996. Revenues generated from the Company's managed care plans, ECPA Insured and ECPA Self-Funded increased 86 percent from the prior year and, while still the smaller part of the business, represent the fastest growing product lines.

         During 1996, the Company reported $871,000 of combined revenue from ECPA Insured and ECPA Self-Funded, compared to $468,000 in 1995. This increase was due to enrollment of new groups during fiscal 1996 and full-year revenues from groups added in 1995. The insured vision employee benefits market has continued to have a progressively positive effect on revenues since the Company introduced the managed care products in 1993. The Company anticipates that revenues from ECPA Insured and ECPA Self-Funded will continue to grow at a faster rate than Non-Insured revenues and will continue to represent an increasing portion of new business.

         The Company does not expect inflation to have a material impact on future revenues and/or profits.

         Total operating expenses were $5,297,000 in 1996 compared to $3,822,000 in 1995, a 39 percent increase. The overall increase in operating expenses generally reflects investment in the Company's internal infrastructure designed to support marketing and sales activities, service current and new business, and support future growth.

         Sales and marketing expenses were $2,015,000 in 1996 and $1,403,000 in 1995. The 44 percent increase resulted from the full-year effect of a dedicated marketing, account services and sales support department established during the fourth quarter of fiscal 1995 combined with increased development and production expenses for marketing materials focused on new business growth. New field sales staff were also added to increase market coverage. Further contributing to increased sales and marketing costs were the addition of provider relations personnel and comprehensive quality assurance programs aimed at strengthening the Company's competitive position. During fiscal 1996, management continued to direct sales and marketing efforts toward new ECPA Non-Insured business while increasing focus on ECPA Insured and ECPA Self-Funded products.

         Direct membership expenses, the costs of providing members with membership materials, maintaining a national customer service center, and administering the claims processing function, were $1,345,000 in fiscal 1996 compared to $798,000 for 1995, a 69 percent increase. The increase resulted from the addition of customer service and claims administration personnel, and higher materials and outside claims administration costs associated with increased membership, especially for the ECPA-Insured and ECPA Self-Funded products. Expenses within this category will continue to increase as operating revenues in these business lines increase.

         For fiscal 1996, general and administrative expenses were $1,608,000, compared to $1,379,000 in 1995. Factors contributing to this 17 percent increase were additional finance and information systems support personnel, professional fees related to employee additions, and systems and infrastructure expenditures to accommodate future growth. The Company expects general and administrative expenses to increase only slightly during fiscal 1997.

         Depreciation was $244,000 for 1996 and $156,000 in 1995. Depreciation increased in 1996 due to purchases of computer systems, furniture and office equipment and leasehold improvements to accommodate new personnel. In addition, a full year's depreciation is included for mailing and processing equipment purchased in 1995 with the expectation of overall cost savings through internal processing versus outside contracting. Depreciation and amortization will increase in 1997 when a significant new integrated managed care information system presently being developed is put into service along with related telephone system enhancements.

         Interest income was $243,000 in 1996 compared to $204,000 in 1995. The increase in interest income was due to higher average invested balances during the year ended July 31, 1996. The increased investment balances also earned a higher average yield compared to 1995 due to a lesser focus on lower yielding tax-preferred investments. Disregarding rate fluctuations, interest income should decrease during fiscal 1997 as the Company plans to use internal funds to finance capital expenditures and system development.

Liquidity and Capital Resources

         Working capital was $2,666,000 and the current ratio was 2.5 to 1 at July 31, 1996. Cash and cash equivalents and marketable investment securities totaled $4,192,000.

         The Company's cash and cash equivalents decreased $470,000 from the 1995 balance to $1,600,000 at July 31, 1996. The Company's principal source of funds for the year ended July 31, 1996 was cash flow from operations. In addition, $2,474,000 was generated from the redemption of marketable investment securities, though substantially all of these funds were reinvested in similar financial instruments.

         Major uses of funds for the year were the purchase of computer and office equipment and an integrated managed care information system comprising $998,000 and the purchase of 40,500 treasury shares for an aggregate price of $204,000. The Company's Board of Directors has authorized up to $1 million for such acquisitions.

         Management anticipates continuing, though slower, expansion in 1997 through additional management and staff support personnel, capital additions and infrastructure expenditures to accommodate future growth. The Company believes its ongoing cash flow will support all anticipated capital expenditures and operating expenses.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets," will require that long-lived assets of the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management believes the adoption of SFAS 121 for the year ending July 31, 1997, will not have a material effect on the Company's financial position.

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial and reporting standards for stock-based compensation plans including all arrangements by which employees receive shares of stock, options, or other equity instruments. These transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the equity instruments issued. The company will adopt the disclosure requirements of SFAS No. 123 for its fiscal year ending July 31, 1997.

Item 7.  FINANCIAL STATEMENTS

         The Company's financial statements and notes thereto are included in this annual report beginning at page 11.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III

Item 9.  DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS   AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information called for by this Item, with respect to directors, and with respect to officers regarding compliance with Section 16(a) is incorporated by reference from the "Notice of Meeting and Proxy Statement" filed herewith as
Exhibit 28.

                                                                 Current Title and Positions
Executive Officer          Age at 7/31/96                     Held During the Last Five Years
-----------------          --------------                     -------------------------------

John A. Raycraft                    49               Chief Executive Officer since May 1993; President since
                                                     1992; Executive Vice President from 1991 to 1992; President and Chief Executive Officer of AVP Vision Plan and
                                                     Executive Vice President of Optics East, Inc. prior to joining the Company.

Laura J. Arnold                     35               Vice President of Provider Relations since August 1994;
                                                     Manager since August 1993; Director of Vision and Hearing
                                                     Plan Services / Southwestern Benefit Plans and Network
                                                     Development with AVESIS, Incorporated prior to joining
                                                     the Company.

Bruce T. Davidson                   64               Vice President of Marketing and Sales since November
                                                     1995; an independent marketing and sales consultant prior
                                                     to joining the Company.

Carolyn Hall                        56               Secretary and Treasurer since 1988; Secretary since 1987.

Craig L. Santilli                   48               Vice President of Information Systems since September
                                                     1995; Director, Applications Development for Samaritan
                                                     Health System and Director, Information Management for
                                                     Hartford Insurance Group prior to joining the Company.

Charles P. Stanford, Jr.            45               Vice President of Finance and Chief Financial Officer since
                                                     October 1994; General Manager, Director, Vice President
                                                     and Chief Financial Officer of Capitol Castings, Inc., and an
                                                     independent financial and business consultant prior to
                                                     joining the Company.

Item 10. EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated by reference from the "Notice of Meeting and Proxy Statement" filed herewith as Exhibit 28.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information called for by this Item is incorporated by reference from the "Notice of Meeting and Proxy Statement" filed herewith as Exhibit 28.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1993, the Company made a $101,395 loan to John A. Raycraft, President and Chief Executive Officer of the Company, in exchange for an interest-bearing note receivable. The agreement provided for quarterly loan payments amounting to 50% of the profit sharing payment due to the officer, with payments applied first to accumulated interest due and then to principal, until paid in full. The note was secured by an insurance policy on the life of the officer. The balance of the note on August 1, 1994 was $65,525.

         During fiscal 1995, the Company loaned the officer an additional $28,000 and agreed to repayment of principal and interest in five annual installments through August 1, 1999. Other terms of the note receivable remain unchanged. On August 1, 1996 a repayment of $18,621 was received from the officer.

         Additional information called for by this Item is incorporated by reference from the "Notice of Meeting and Proxy Statement" filed herewith as
Exhibit 28.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

Exhibit Number                              Description                                 Method of Filing
--------------                              -----------                                 ----------------
3-A                                 Articles of Incorporation                   Incorporated by reference to
                                    of the Company as amended                   Exhibit 3-A of 1990 10-K. Current
                                                                                amendment filed herewith



3-B                                 Bylaws of the Company                       Incorporated by reference to
                                                                                Exhibit 3-B of 1992 10-K



4-A                                 Specimen Stock Certificate                  Incorporated by reference to
                                                                                Exhibit 4-A of S-18 33-00118-LA



24                                  Consent of KPMG Peat Marwick LLP            Exhibit filed herewith

28                                  Notice of Meeting and Proxy                 Exhibit filed herewith
                                    Statement

         (b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
 .
                                       FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                                   (Registrant)


Date:   October 28, 1996                  By /s/ John A. Raycraft
                                            -----------------------------------
                                          John A. Raycraft
                                          President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                          Date
---------                                            -----                                          ----


/s/ John A. Raycraft                        President and                                         10/28/96
-------------------------------------       Chief Executive Officer                               --------
   (John A. Raycraft)


/s/ Charles P. Stanford, Jr.                Vice President of Finance and                         10/28/96
-------------------------------------       Chief Financial Officer                               --------
   (Charles P. Stanford, Jr.)


/s/ John W. Heidt                           Chairman of the Board                                 10/28/96
-------------------------------------                                                             --------
   (John W. Heidt)


/s/ Robert M. Topol                         Director                                              10/28/96
-------------------------------------                                                             --------
 (Robert M. Topol)


/s/ Robert J. Delsol                        Director                                              10/28/96
-------------------------------------                                                             --------
   (Robert J. Delsol)


/s/ Thomas B. Morgan                        Director                                              10/28/96
-------------------------------------                                                             --------
   (Thomas B. Morgan)


/s/ John R. Behrmann                        Director                                              10/28/96
-------------------------------------                                                             --------
   (John R. Behrmann)

KPMG Peat Marwick LLP
One Arizona Center
400 E. Van Buren Street
Suite 1100
Phoenix, AZ  85004


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
First American Health Concepts, Inc.:


We have audited the accompanying balance sheet of First American Health Concepts, Inc. as of July 31, 1996, and the related statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Health Concepts, Inc. as of July 31, 1996 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 1996 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

October 4, 1996

First American Health Concepts, Inc.
BALANCE SHEET

ASSETS                                                                                   July 31, 1996
-------------------------------------------------------------------------------------------------------

Current Assets:
      Cash and cash equivalents                                                         $    1,599,566
      Marketable investment securities  (Note B)                                             1,699,691
      Member fees receivable, net of allowance for
        doubtful accounts of $26,000                                                           649,285
      Note receivable-officer, current (Note C)                                                 18,621
      Deferred expenses                                                                        223,973
      Prepaid expenses                                                                          84,975
      Income taxes receivable (Note G)                                                          32,807
      Other current assets                                                                     110,216
                                                                                     ------------------
           Total Current Assets                                                              4,419,134
                                                                                     ------------------

Property and Equipment:
      Office furniture and fixtures                                                            287,083
      Computers and office equipment                                                         1,309,027
      Leasehold improvements                                                                   102,818
      Systems under development                                                                551,132
                                                                                     ------------------
                                                                                             2,250,060
      Less accumulated depreciation and amortization                                          (884,845)
                                                                                     ------------------
           Net Property and Equipment                                                        1,365,215

Marketable investment securities, long term (Note B)                                           893,002

Note receivable-officer, long term (Note C)                                                     60,120
                                                                                     ------------------

           Total Assets                                                                 $    6,737,471

                                                                                     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------

Current Liabilities:
      Accounts payable                                                                 $       216,350
      Capital lease obligation,  current (Note D)                                               17,090
      Bank loan, current (Note F)                                                               84,400
      Accrued expenses                                                                         252,017
      Deferred tax liability (Note G)                                                           20,000
      Deferred revenue                                                                       1,162,948
                                                                                     ------------------
           Total Current Liabilities                                                         1,752,805

Capital lease obligation,  long term (Note D)                                                   30,034
Bank loan, long term (Note F)                                                                  189,900
                                                                                     ------------------

           Total Liabilities                                                                 1,972,739
                                                                                     ------------------

Shareholders' Equity (Notes B, E, and F):
      Common stock, no par value; Authorized, 8,000,000
           shares; Issued, 2,995,104 shares                                                    630,306
      Additional paid-in capital                                                             2,560,544
      Retained earnings                                                                      2,976,741
      Unearned ESOP shares (Note F)                                                           (259,804)
      Net unrealized gain on marketable investment securities (Note B)                          (1,613)
                                                                                     ------------------
                                                                                             5,906,174
      Treasury stock, at cost, 383,102 shares                                               (1,141,442)
                                                                                     ------------------

           Total Shareholders' Equity                                                        4,764,732
                                                                                     ------------------

Commitments and Contingencies (Notes D and F)

           Total Liabilities and Shareholders' Equity                                   $    6,737,471
                                                                                     ==================

The accompanying notes are an integral part of these financial statements.

First American Health Concepts, Inc.
STATEMENT OF INCOME

Years ended July 31,                                                                  1996                    1995
-------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                              $5,678,016              $4,656,871

Operating Expenses:
      Sales and marketing expenses                                               2,014,504               1,403,014
      Direct membership expenses                                                 1,345,497                 797,764
      General and administrative expenses                                        1,608,338               1,378,520
      Depreciation                                                                 244,499                 156,178
      ESOP charges (Note F)                                                         84,102                  86,046
                                                                             --------------           -------------
           Total Operating Expenses                                              5,296,940               3,821,522
                                                                             --------------           -------------

           Operating Income                                                        381,076                 835,349

Non-operating Income (Expense):
      Interest income                                                              243,103                 204,268
      Interest expense                                                             (35,086)                (35,137)
                                                                             --------------           -------------
          Total Non-operating Income                                               208,017                 169,131

           Income Before Income Taxes                                              589,093               1,004,480

Income Taxes (Note G)                                                              230,000                 336,700
                                                                             --------------           -------------

           Net Income                                                             $359,093                $667,780
                                                                             ==============           =============

Net Income Per Share                                                                 $0.14                   $0.25
                                                                             ==============           =============

Weighted Average Common and Equivalent
      Shares Outstanding                                                         2,655,432               2,718,799
                                                                             ==============           =============

The accompanying notes are an integral part of these financial statements.

First American Health Concepts, Inc.
STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                   Net Unrealized
                                           Outstanding                Additional                                    Gain (Loss) on
                                             Common       Common        Paid-in      Retained      Unearned          Marketable
                                             Shares        Stock        Capital      Earnings     ESOP Shares  Investment Securities
------------------------------------------------------------------------------------------------------------------------------------

Balances at August 1, 1994                  2,551,220    $518,429     $2,112,507    $1,949,868            -            ($19,726)

      Stock options exercised                  66,330      97,356              -             -            -                   -

      Net unrealized gain (loss) on
         marketable investment securities           -           -              -             -            -              23,011

      Income tax benefit arising from
         employee stock option plan                 -           -        130,579             -            -                   -

      Transfer of treasury stock to
         ESOP Trust                            91,978           -        301,751             -     (422,000)                  -

      Purchase of treasury stock              (64,500)          -              -             -            -                   -

      Cost of ESOP shares released                  -           -         14,331             -       71,715                   -

      Net income                                    -           -              -       667,780            -                   -
                                           -----------------------------------------------------------------------------------------

Balances at July 31, 1995                   2,645,028     615,785      2,559,168     2,617,648     (350,285)              3,285

      Stock options exercised                   7,474      14,521              -             -            -                   -

      Net unrealized gain (loss) on
         marketable investment securities           -           -              -             -            -              (4,898)

      Income tax benefit arising from
         employee stock option plan                 -           -          7,755             -            -                   -

      Purchase of treasury stock               40,500           -              -             -

      Cost of ESOP shares released                  -           -         (6,379)            -       90,481                   -

      Net income                                    -           -              -       359,093            -                   -
                                           -----------------------------------------------------------------------------------------

Balances at July 31, 1996                   2,693,002    $630,306     $2,560,544    $2,976,741    ($259,804)            ($1,613)
                                           =========================================================================================


                                                                            Total
                                                     Treasury           Shareholders'
                                                      Stock                Equity
                                             ---------------------------------------

Balances at August 1, 1994                          ($798,210)           $3,762,868

      Stock options exercised                               -                97,356

      Net unrealized gain (loss) on
         marketable investment securities                   -                23,011

      Income tax benefit arising from
         employee stock option plan                         -               130,579

      Transfer of treasury stock to
         ESOP Trust                                   198,378                78,129

      Purchase of treasury stock                     (338,075)             (338,075)

      Cost of ESOP shares released                          -                86,046

      Net income                                            -               667,780
                                             ---------------------------------------

Balances at July 31, 1995                            (937,907)            4,507,694

      Stock options exercised                               -                14,521

      Net unrealized gain (loss) on
         marketable investment securities                   -                (4,898)

      Income tax benefit arising from
         employee stock option plan                         -                 7,755

      Purchase of treasury stock                     (203,535)             (203,535)

      Cost of ESOP shares released                          -                84,102

      Net income                                            -               359,093
                                             ---------------------------------------

Balances at July 31, 1996                         ($1,141,442)           $4,764,732
                                             =======================================

The accompanying notes are an integral part of these financial statements.

First American Health Concepts, Inc.
STATEMENT OF CASH FLOWS

 Years ended July 31,                                                                                   1996            1995
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
      Net income                                                                                    $359,093        $667,780
      Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation                                                                                 244,499         156,178
        Amortization of deferred system costs                                                         24,660            ----
        Income tax benefit arising from  stock option plan                                             7,755         130,579
        ESOP shares committed to be released                                                          84,102          86,046
        Provision for losses on accounts receivable                                                   12,000          10,750
        Increase (decrease) in deferred taxes                                                          7,000         (19,000)
      Changes In Assets and Liabilities:
        Increase in member fees receivable                                                           (65,244)        (97,903)
        Increase in deferred expenses                                                                (31,065)        (25,698)
        Decrease (increase) in prepaid expenses and other current assets                            (151,305)          67,561
        Increase in income taxes receivable                                                          (22,078)        (10,729)
        Increase in accounts payable                                                                  99,007          74,328
        Decrease in income taxes payable                                                                ----         (21,517)
        Increase (decrease) in accrued expenses and other current liabilities                         72,308         (50,479)
        Decrease in accrued ESOP contributions                                                          ----         (78,129)
        Increase in deferred revenue                                                                  83,132          18,000
                                                                                           ----------------------------------
           Net Cash Provided By Operating Activities                                                 723,864         907,767
                                                                                           ----------------------------------

Cash Flows from Investing Activities:
      Decrease in certificates of deposit                                                              ----           90,000
      Purchases of property and equipment                                                           (998,106)       (433,010)
      Purchases of marketable investment securities                                               (2,396,483)     (1,041,510)
      Redemptions/sales of marketable investment securities                                        2,473,981       1,474,825
      Decrease (increase) in note receivable-officer                                                  15,600         (28,811)
                                                                                           ----------------------------------
           Net Cash Provided By (Used In) Investing Activities                                      (905,008)         61,494
                                                                                           ----------------------------------

Cash Flows from Financing Activities:
      Proceeds from sale of treasury stock                                                              ----         500,129
      Repayments of bank loan                                                                        (84,400)        (63,300)
      Repayments of capital lease obligation                                                         (15,005)        (11,143)
      Proceeds from exercised stock options                                                           14,521          97,356
      Purchases of treasury stock                                                                   (203,535)       (338,075)
                                                                                           ----------------------------------
           Net Cash Provided (Used) By Financing Activities                                         (288,419)        184,967
                                                                                           ----------------------------------

           Net Increase (Decrease) In Cash and Cash Equivalents                                     (469,563)      1,154,228

      Cash and Cash Equivalents, Beginning of Year                                                 2,069,129         914,901
                                                                                           ----------------------------------
      Cash and Cash Equivalents, End of Year                                                      $1,599,566      $2,069,129
                                                                                           ==================================

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for income taxes                                                    $239,117        $257,367
                                                                                           ==================================
      Cash paid during the year for interest                                                         $34,991         $35,137
                                                                                           ==================================

Supplemental Disclosures of Non-cash Investing Activities:
      Unrealized gain (loss) on marketable investment securities                                     ($4,898)        $23,011
                                                                                           ==================================

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
  First American Health Concepts, Inc.

A. Summary of Significant Accounting Policies

    [ ] Revenue Recognition
         First American Health Concepts, Inc. ("FAHC" or the "Company") receives membership fees through its various Eye Care Plan of America ("ECPA") programs. ECPA Non-Insured membership generally is renewed annually and fees are remitted to the Company monthly by sponsors, based on the number of members represented by the sponsor. Revenues are recognized monthly based on the aggregate number of members reported to the Company. Membership fees may also be remitted on an annual basis and, in such cases, are amortized ratably to income over a twelve-month period. Premiums and fees related to ECPA Insured and ECPA Self-Funded plans are calculated and billed on a monthly basis and recognized accordingly.

    [ ] Cash and Cash Equivalents
         The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

    [ ] Development Costs
         The Company expenses its costs of developing the eye care provider network and sponsor network as they are incurred. Costs of the integrated managed care information system are being deferred until development is completed and the system is operational at which time costs will be amortized over a five-year period.

    [ ] Marketable Investment Securities
         Marketable investment securities at July 31, 1996 consist of U.S. Treasury securities. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its debt securities as available for sale and such securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities, net of related tax effects, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.


    [ ] Deferred Expenses
         The Company defers the direct costs of initiating vision plan memberships. Such costs, which include commissions, printing and other materials, are amortized over a twelve-month period, which corresponds to the period utilized for measurement of membership fees. Direct advertising costs are expensed as incurred.

    [ ] Property and Equipment
         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three-to-five years. Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

    [ ] Net Income Per Share
         Net income per share is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options computed using the treasury stock method. Average outstanding common and equivalent shares do not include 46,851 shares held by the Employee Stock Ownership Plan at July 31, 1996. Shares held by the ESOP are not considered outstanding for net income per share calculations until the shares are released from the Trust.

    [ ] Income Taxes Payable
         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

    [ ] Use of Estimates and Reclassifications
         Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1995 balances have been reclassified to conform with the 1996 presentation.

B.  Marketable Investment Securities

         At July 31, 1996, the amortized cost, gross unrealized holding losses and fair value of available-for-sale securities by major security type were as follows. There were no realized losses included in income in 1996.

                                                        Gross
                                                      Unrealized
                                      Amortized         Holding
                                         Cost            Loss         Fair Value
                                      ---------       ----------      ----------

U.S. Treasury Securities              $2,594,306      ($ 1,613)       $2,592,693


Maturities of investment securities classified as available-for-sale were as follows at July 31, 1996:

                                                      Amortized
                                                        Cost         Fair Value
                                                      ---------      ----------

Due within one year                                  $1,700,685      $1,699,691
Due after one year through two years                    893,621         893,002
                                                     ----------      ----------
                                                     $2,594,306      $2,592,693
                                                     ==========      ==========



C.  Note Receivable-Officer

         During 1993, the Company made a $101,395 loan to the President and Chief Executive Officer of the Company, in exchange for an interest-bearing note receivable. The agreement provided for quarterly loan payments amounting to 50% of the profit sharing payment due to the officer, with payments applied first to accumulated interest due and then to principal, until paid in full. The note was secured by an insurance policy on the life of the officer. The balance of the note on August 1, 1994 was $65,525.

         During fiscal 1995, the Company loaned the officer an additional $28,000 and agreed to repayment of principal and interest in five annual installments through August 1, 1999. Other terms of the note receivable remain unchanged.

D.  Lease Obligations

         The Company leases telephone equipment under the terms of a capital lease. The terms provide for 60 monthly installments of $1,867, including principal and interest through January, 1999. At July 31, 1996, office equipment included $82,052 and accumulated amortization included $44,391 related to the equipment covered by the lease.

Following is a schedule by year of future minimum lease payments:

Year Ending July 31,
--------------------------------------------------------------------------------
     1997                                                      22,400
     1998                                                      22,400
     1999                                                      10,980
                                                             --------
     Total payments                                            55,780
       Interest portion                                        (8,656)
                                                             --------
     Principal balance                                         47,124
       Less current portion                                   (17,090)
                                                             --------
     Long-term portion                                       $ 30,034
                                                             ========

         The Company also operates from leased premises under operating leases. Rental expense related to these leases was $210,073 in 1996 and $203,307 in 1995.
         Future minimum lease payments under noncancellable operating leases as of July 31, 1996 are as follows:

Year Ending July 31,
--------------------------------------------------------------------------------
     1997                                                    $178,209
     1998                                                     164,912
     1999                                                     177,436
     2000                                                      30,181
                                                             --------
                                                             $550,738
                                                             ========

E.  Stock Options

         The Company maintains a stock option plan which covers all employees, officers and directors of the Company and provides for the granting of incentive and non-qualified stock options. Outside directors and officers who are not employees of the Company are only eligible for non-qualified options.

         The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of stock options granted under the plan. Of these, 500,000 are restricted for issuance to employees other than directors and officers of the Company.

         Options are granted at not less than fair market value on the date of grant and become exercisable based on conditions set by the Board of Directors. Options generally expire if unexercised at the end of ten years for incentive stock options and eleven years for non-qualified stock options.

         At July 31, 1996, 480,759 stock options were available for grant under this plan and 209,144 stock options were exercisable. Activity related to stock options is summarized, as follows:

                                          Incentive Stock Options                  Nonqualified Stock Options
                                  -------------------------------------     -------------------------------------
                                      Number of        Option Price             Number of          Option Price
     Date            Activity          Shares           Per Share                Shares             Per Share
     ----            --------     -------------------------------------     -------------------------------------

August 1, 1994      Outstanding         90,964        $ 1.1250 - 6.3750             184,000     $ 1.3125 - 8.0000

                      Granted           25,500          4.8750 - 8.2500              65,000       6.0600
                     Exercised         (47,330)         1.1250 - 5.9375             (19,000)      1.3125 - 1.4375
                      Expired           (7,964)         1.9375 - 6.3750                 -                     -
                                  -------------------------------------     -------------------------------------
 July 31, 1995      Outstanding         61,170          1.3125 - 8.2500             230,000       1.3125 - 8.0000

                      Granted           11,000          6.0000 - 7.0000              45,000                6.0600
                     Exercised          (7,474)         1.3125 - 2.3125                 -                     -
                      Expired           (2,594)         5.4275 - 5.9375                 -                     -
                                  -------------------------------------     -------------------------------------

 July 31, 1996      Outstanding         62,102        $ 1.3125 - 8.2500             275,000     $ 1.3125 - 8.0000
                                  =====================================     =====================================
                    Exercisable         34,144        $ 1.3125 - 8.2500             175,000     $ 1.3125 - 8.0000
                                  =====================================     =====================================

         The sale of common stock received through the exercise of incentive stock options, or the exercise of non-qualified options, results in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. A tax benefit of $7,800 was recognized for the year ended July 31, 1996.

F.  Employee Stock Ownership Plan

         The Company maintains an employee stock ownership plan (First American Health Concepts, Inc. Employee Stock Ownership Plan and related Trust), qualified as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The Plan is designed to invest primarily in Company stock exclusively for the benefit of eligible employees of the Company. Eligible employees become participants in the Plan upon completion of one year of service as defined by the Plan. Company contributions are determined each year by the Company's Board of Directors (subject to certain limitations) and are allocated among the accounts of participants in proportion to their total compensation.

         During fiscal 1995, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company has guaranteed the bank loan, it is reported as long term debt of the Company. The shares sold by the Company to the Trust are reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) is reported as a reduction of shareholders' equity. At July 31, 1996 the fair market value of the 46,851 unearned ESOP shares was $217,000.

         The loan agreement requires quarterly payments of principal and interest which will be paid from the Company's contributions to the ESOP. As the principal amount of the borrowing is repaid, the liability and the guaranteed ESOP obligation are reduced. The Company recognizes compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which is based on total debt service requirements. Such expense amounted to $84,102 for 1996 and $86,046 for 1995.

         Minimum remaining principal payments required to be made during fiscal years ending July 31 are $84,400 in 1997 to 1999 and $21,100 in 2000.

G.  Income Taxes

         Components of income tax expense for the years ended July 31, 1996 and 1995 include:

                                       Current        Deferred          Total
                                       -------        --------          -----
1996:
  Federal                             $180,000          $5,000        $185,000
  State                                 43,000           2,000          45,000
                                      --------          ------        --------
                                      $223,000          $7,000        $230,000
                                      ========          ======        ========
1995:
  Federal                             $290,700        ($16,000)       $274,700
  State                                 65,000          (3,000)         62,000
                                      --------        --------        --------
                                      $355,700        ($19,000)       $336,700
                                      ========        ========        ========

          Actual tax expense differs from the "expected" tax expense (computed by applying the applicable U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                            1996           1995
                                                            ----           ----
Computed "expected" tax expense                         $200,000       $342,000
Increase (reduction) in income taxes
   resulting from:
     State income taxes, net of Federal benefit           28,000         55,000
     Reversal of prior years' overaccruals                    -         (41,000)
     Interest income on tax-exempt securities             (8,000)       (29,000)
 Other items                                              10,000          9,700
                                                        --------       --------
                                                        $230,000       $336,700
                                                        ========       ========

          The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1996 include:

            Deferred tax assets:
                Capital loss carryforward                             $16,000
                Accrued expenses                                       29,000
                Reserves and allowances                                 6,000
                                                                      -------
                    Total gross deferred tax assets                    51,000
                Less valuation allowance                               (8,000)
                                                                      -------
                    Net deferred tax asset                             43,000
                                                                      -------

            Deferred tax liabilities:
                Deferred commissions                                   29,000
                Deferred expenses                                       3,000
                Accelerated depreciation                               31,000
                                                                      -------
                    Total gross deferred tax liabilities               63,000
                                                                      -------

                    Net deferred tax liability                        $20,000
                                                                      =======

         There was no change in the valuation allowance during the year ended July 31, 1996.

J.  Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates and, since the fair values are estimated as of July 31, 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

    [ ] Cash and Cash Equivalents - The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

    [ ] Marketable Investment Securities - As described in Note B, marketable investment securities are carried at fair market value as determined by quoted market prices.

    [ ] Accounts and Notes Receivable - The carrying amount is assumed to be the fair value because of the short maturity of these instruments.

    [ ]  Accounts  Payable  and  Accrued   Liabilities  -  The  carrying  amount
         approximates fair value because of the short maturity of these instruments.

K.  Business Segments and Major Customers

         The Company's operations are in one business segment - the development and marketing of vision care cost-containment programs. During fiscal 1996 and 1995, no single customer represented 10% or more of revenues.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                              SCHEDULE OF EXHIBITS

                             FILED WITH 1996 10-KSB



         3-A            Fiscal 1996 Amendment to Articles of
                        Incorporation of the Company                   Page 22

         24             Consent of KPMG Peat Marwick LLP               Page 24

         28             Notice of Meeting and Proxy                    Page 25
                        Statement