Form 10QSB
period 1996-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1996-12-16
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended October 31, 1996.

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
No    .                                                                   ----
  ----

Registrant's common stock outstanding at December 13, 1996 was 2,556,226 shares after deducting 449,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.



                                   FORM 10-QSB
                              For the Quarter Ended
                                October 31, 1996



                                TABLE OF CONTENTS



Part I.  Financial Information                                             Page
                                                                           ----

Item 1. Financial Statements (Unaudited)

         Balance Sheet as of October 31, 1996 ...............................3

         Statement of Income for the quarters
           ended October 31, 1996 and 1995...................................4

         Statement of Cash Flows for the quarters
           ended October 31, 1996 and 1995...................................5

         Notes to the Financial Statements...................................6

Item 2. Management's Discussion and Analysis.................................8


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders................10

Item 6.  Exhibits and Reports on Form 8-K...................................10

SIGNATURES..................................................................11

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET
--------------------------------------------------------------------------------

ASSETS                                                                                      October 31,1996
------------------------------------------------------------------------------------------------------------
Current Assets:
      Cash and cash equivalents                                                                  $1,310,043
      Marketable investment securities                                                            1,313,723
      Member fees receivable, net of allowance for
         doubtful accounts of $30,859                                                               640,697
      Note receivable-officer, current                                                               18,621
      Deferred expenses                                                                             205,204
      Prepaid expenses and other current assets                                                     158,592
                                                                                       ---------------------
           Total Current Assets                                                                   3,646,880

Property and Equipment:
      Office furniture and fixtures                                                                 287,083
      Office equipment                                                                            1,324,701
      Leasehold improvements                                                                        102,818
      Systems under development                                                                     725,278
                                                                                       ---------------------
                                                                                                  2,439,880
      Less accumulated depreciation and amortization                                               (972,666)
                                                                                       ---------------------
           Net Property and Equipment                                                             1,467,214

Other Assets:
      Marketable investment securities, long term                                                 1,201,246
      Note receivable-officer, long term                                                             42,100
                                                                                       ---------------------

           Total Assets                                                                          $6,357,440
                                                                                       =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Current Liabilities:
      Accounts payable                                                                             $166,775
      Current portion of capital lease obligation (Note 2)                                           17,667
      Current portion of bank loan (Note 3)                                                          84,400
      Income taxes payable                                                                           37,193
      Deferred revenue                                                                              802,518
      Accrued expenses and other current liabilities                                                281,313
      Deferred income taxes                                                                          19,676
                                                                                       ---------------------
           Total Current Liabilities                                                              1,409,542

Long-Term Liabilities:
      Capital lease obligation (Note 2)                                                              25,383
      Bank loan (Note 3)                                                                            168,800
                                                                                       ---------------------
           Total Long-Term Liabilities                                                              194,183

Shareholders' Equity:
      Common stock, no par value; Authorized
         8,000,000 shares; Issued, 2,995,328 shares                                                 630,774
      Additional paid-in capital                                                                  2,560,544
      Net unrealized gain on marketable investment securities                                         8,304
      Unearned ESOP shares (Note 3)                                                                (242,490)
      Retained earnings                                                                           3,090,884
                                                                                       ---------------------
                                                                                                  6,048,016
      Treasury stock, at cost, 418,302 shares                                                    (1,294,301)
                                                                                       ---------------------
           Total Shareholders' Equity                                                             4,753,715
                                                                                       ---------------------

           Total Liabilities and Shareholders' Equity                                            $6,357,440
                                                                                       =====================

                      See notes to the financial statements

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                         Quarter ended October 31,
                                                          1996               1995
-------------------------------------------------------------------------------------
Operating Revenues                                     $1,617,545         $1,251,704

Operating Expenses:
    Sales and marketing costs                             517,037            413,289
    Direct membership costs                               471,679            280,992
    General and administration                            401,778            362,700
    ESOP Charges                                           17,314             23,188
    Depreciation                                           75,492             51,763
                                              ---------------------------------------
      Total Operating Expenses                          1,483,300          1,131,932
                                              ---------------------------------------

      Operating Income                                    134,245            119,772

Non-operating Income (Expense):
    Interest income                                        57,252             63,518
    Interest expense                                       (7,354)            (9,669)
                                              ---------------------------------------
      Total Non-operating Income                           49,898             53,849

      Income Before Income Taxes                          184,143            173,621

Income Taxes                                               70,000             60,900
                                              ---------------------------------------

    Net Income                                           $114,143           $112,721
                                              =======================================

Net Income Per Share                                        $0.04              $0.04
                                              =======================================

Weighted Average Shares
    Outstanding                                         2,636,478          2,679,447
                                              =======================================

                      See notes to the financial statements

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                 Quarter ended October 31,
                                                                                                      1996           1995
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
      Net income                                                                                   $114,143      $112,721
      Adjustments to reconcile net income to net cash
            provided by operating activities:
        Depreciation                                                                                 75,492        51,763
        Amortization                                                                                 12,330         6,165
        ESOP shares committed to be released                                                         17,314        23,188
        Loss on sale of frames inventory                                                                  -         7,692
      Change In Assets and Liabilities:
        Decrease in member fees receivable                                                            8,586       195,540
        Decrease (increase) in deferred expenses                                                     18,767       (27,866)
        Decrease (increase) in prepaid expenses and other current assets                             36,599       (36,804)
        Decrease in accounts payable                                                                (49,574)      (48,092)
        Increase in income taxes payable                                                             70,000        61,236
        Decrease in deferred revenue                                                               (344,980)     (422,576)
        Increase (decrease) in accrued expenses and other current liabilities                        13,522       (10,351)
                                                                                           -------------------------------

           Net Cash Used In Operating Activities                                                    (27,801)      (87,384)

Cash Flows from Investing Activities:
      Decrease in marketable investment securities                                                   87,642       626,496
      Decrease in note receivable-officer                                                            18,020        17,868
      Purchases of property and equipment                                                          (189,819)     (130,505)
                                                                                           -------------------------------

           Net Cash (Used) Provided By Investing Activities                                         (84,157)      513,859

Cash Flows from Financing Activities:
      Purchase of treasury stock                                                                   (152,859)            -
      Proceeds from stock options exercised                                                             468           763
      Repayments of bank loan                                                                       (21,100)      (21,100)
      Repayments of capital lease obligation                                                         (4,074)       (3,567)
                                                                                           -------------------------------
           Net Cash Used By Financing Activities                                                   (177,565)      (23,904)

           Net (Decrease) Increase In Cash and Cash Equivalents                                    (289,523)      402,571

      Cash and Cash Equivalents, Beginning of Period                                              1,599,566     2,069,129
                                                                                           ===============================
      Cash and Cash Equivalents, End of Period                                                   $1,310,043    $2,471,700
                                                                                           ===============================

Supplemental Disclosures of Non-Cash Activities:
      Unrealized gain (loss) on marketable investment securities                                    $9,917        ($1,102)
                                                                                           ===============================

                      See notes to the financial statements

                      FIRST AMERICAN HEALTH CONCEPTS, INC.



                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General
----------------

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

The unaudited financial statements presented herein were prepared using the same underlying accounting principles utilized in the Company's 1996 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1996. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.


Note 2 - Obligation Under Capital Lease
---------------------------------------

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At October 31, 1996 office equipment included $82,052 and accumulated amortization included $49,551 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of October 31, 1996:

Fiscal year ending July 31,
-------------------------------------------------------------------

1997........................................................$16,800
1998.........................................................22,400
1999.........................................................10,980
                                                            -------
Total minimum lease payments.................................50,180
   Less amount representing interest..........................7,130
                                                            -------
Principal balance...........................................$43,050
                                                            =======
-------------------------------------------------------------------

Note 3 - Employee Stock Ownership Plan
--------------------------------------

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1997 - $63,300; 1998 through 1999 - $84,400; and
2000 - $21,100.

Management's Discussion and Analysis
------------------------------------

Results of Operations
---------------------

Operating revenues for the quarter ended October 31, 1996 were $1,618,000 compared to $1,252,000 for the quarter ended October 31, 1995, an increase of 29%. Membership in the Company's traditional direct access vision plan, ECPA Non-Insured, increased approximately 5% from the prior year to 10.1 million members. Related revenues increased 25% due to the addition of relatively higher-priced groups and a higher proportion of direct fee-paying members. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded, which increased enrollments by 55% during the past year. Revenues from these plans increased 136% to $345,000 for the first quarter also due to the addition of relatively higher priced groups. Management expects all revenue categories to increase in the second quarter as a result of increasing market acceptance of the indemnity plans and the effect of increased enrollment of employees into all of the Company's vision care plans effective January 1, 1997.

Total operating expenses increased 31% to $1,483,000 reflecting the increased costs of expanded marketing and sales staff and network development as well as servicing the indemnity plans. Management expects total operating expenses to reflect increases over the prior year as the Company continues to upgrade its provider panel quality assurance programs and computer processing capabilities, and build its marketing and sales support functions to accommodate anticipated membership growth and market demands.

Sales and marketing costs of $517,000 for the quarter ended October 31, 1996 increased 25% over the same period in fiscal 1996. The increase was the result of the addition of more experienced sales personnel and increased focus on quality assurance activities including a newly-instituted "mystery shopper" program designed to enhance quality control at the point of service. The increased focus on ECPA Insured and ECPA Self-Funded products will continue to require more sales support personnel to accommodate these sales efforts and will result in increased sales and marketing costs during fiscal 1997.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, increased 68% from $281,000 for the quarter ended October 31, 1995 to $472,000 for the quarter ended October 31, 1996. The increase resulted from the addition of customer service and claims administration personnel, and higher claims administration costs, both tied to increased insured and self-funded membership. Management expects direct membership costs to rise as the anticipated membership growth continues, especially in the indemnity programs.

General and administration costs, amounting to $402,000 for the three months ended October 31, 1996, increased 11% compared to the same period in 1995. The increase was the result of expanded management information services capabilities and the addition of new I/S staff to support the company's managed care information system under development.

Depreciation was $75,000 for the quarter ended October 31, 1996 compared to $52,000 for the corresponding three months of 1995. Depreciation increased due to purchases of telecommunications and computer systems and office furniture and equipment to accommodate personnel additions and increased member communication requirements.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $57,000 for the three months ended October 31, 1996 compared to $64,000 in 1995 reflecting a lower rate of operating cash flow investment. For the quarter ended October 31, 1996 average invested cash and marketable investment securities (current and long term) decreased by approximately 15% compared to the same period in 1995 reflecting the use of cash generated by operations and from investments for development of an integrated managed care information system and for the Company's treasury stock reacquisition program. Investment yield has also increased slightly compared to the prior year as investments in municipal bonds matured and proceeds were reinvested in higher-yielding securities. Disregarding rate fluctuations, interest income should continue to decrease through the second quarter of fiscal 1996 as development and funding of the new computer system continues. Invested cash will stabilize following the second quarter when cash from annual program renewals is received.

Interest expense decreased compared to the first quarter of fiscal 1995 as a result of reduced interest on borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company.

Liquidity and Capital Resources
-------------------------------

Working capital was $2,237,000 and the current ratio was 2.6 to 1 at October 31, 1996 while cash and cash equivalents comprised $1,310,000. Cash and marketable securities totaled $3,825,000. The Company's principal source of funds during the first quarter was from operations while cash was applied principally to purchases of property and equipment and shares of the Company's common stock which were added to treasury. Maturing long-term investments were also reinvested in securities classified as cash equivalents.

Major uses of funds during the quarter included the purchase of $190,000 of property and equipment. The Company also repurchased 35,200 shares of the Company's treasury stock during the quarter for an aggregate of $153,000. The Board of Directors has authorized up to $1 million for such acquisitions as market conditions present attractive opportunity.

Management anticipates continuing expansion efforts, though with slower additions of management and staff support personnel. Capital additions and infrastructure expenditures will continue as needed to accommodate future growth. The Company believes its ongoing cash flow will support all anticipated expenditures and operating expenses.

PART II.                    OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------

                           Incorporated by reference to the Notice of Meeting and Proxy Statement for Annual Meeting of Shareholders filed October 28, 1996 with Form 10-KSB for the year ended July 31, 1996.

Item 6.                    Exhibits and Reports on Form 8-K
                           --------------------------------

Item 6(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



First American Health Concepts, Inc.
------------------------------------
           (Registrant)



By:      John A. Raycraft
         -------------------------
         John A. Raycraft
         President and Chief Executive Officer




By:      Charles P. Stanford, Jr.
         -------------------------
         Charles P. Stanford, Jr.
         Vice President of Finance and Chief Financial Officer





Date:    December 13, 1996