Form 10QSB
period 1997-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1997-03-14
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended January 31, 1997.

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
  ----

Registrant's common stock outstanding at February 28, 1997 was 2,537,226 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.



                                   FORM 10-QSB
                              For the Quarter Ended
                                January 31, 1997



                                TABLE OF CONTENTS



Part I.  Financial Information                                             Page
                                                                           ----
Item 1.   Financial Statements (Unaudited)

          Balance Sheet as of January 31, 1997 ............................. 3
          Statement of Income for the quarter and six months
           ended January 31, 1997 and 1996 ................................. 4

          Statement of Cash Flows for the six months
           ended January 31, 1997 and 1996 ................................. 5

          Notes to the Financial Statements ................................ 6


Item 2.   Management's Discussion and Analysis ............................. 8


Part II  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders ............. 10

Item 6.   Exhibits and Reports on Form 8-K ................................ 10

SIGNATURES ................................................................ 11

-------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET
-------------------------------------------------------------------------------



ASSETS                                                          January 31, 1997
--------------------------------------------------------------------------------

Current Assets:
     Cash and cash equivalents                                         $450,400
     Marketable investment securities                                 1,215,409
     Member fees receivable, net of allowance for
        doubtful accounts of $6,481                                   2,047,663
     Note receivable-officer, current                                    18,621
     Deferred expenses                                                  266,982
     Income taxes receivable                                             24,007
     Prepaid expenses and other current assets                          398,427
                                                               -----------------
           Total Current Assets                                       4,421,509

Property and Equipment:
     Office furniture and fixtures                                      287,877
     Office equipment                                                 1,364,972
     Leasehold improvements                                             112,362
     Systems under development                                        1,053,932
                                                               -----------------
                                                                      2,819,143
     Less accumulated depreciation and amortization                  (1,060,655)
                                                               -----------------
           Net Property and Equipment                                 1,758,488

     Marketable investment securities, long term                      1,203,765
     Note receivable-officer, long term                                  42,701
                                                               -----------------

          Total Assets                                               $7,426,463
                                                               =================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
     Accounts payable                                                  $206,816
     Current portion of capital lease obligation (Note 2)                18,270
     Current portion of bank loan (Note 3)                               84,400
     Deferred revenue                                                 1,998,703
     Accrued expenses and other current liabilities                     251,793
     Deferred income taxes                                               19,676
                                                               -----------------
          Total Current Liabilities                                   2,579,658

Long Term Liabilities:
     Capital lease obligation (Note 2)                                   20,568
     Bank loan (Note 3)                                                 147,700
                                                               -----------------
          Total Long-Term Liabilities                                   168,268

Shareholders' Equity:
     Common stock, no par value, Authorized
       8,000,000 shares; Issued, 3,005,328 shares                       643,899
     Additional paid-in capital                                       2,560,544
     Net unrealized gain on marketable investment securities              3,361
     Unearned ESOP shares (Note 3)                                     (226,786)
     Retained earnings                                                3,159,501
                                                               -----------------
                                                                      6,140,519
     Treasury stock, at cost, 463,102 shares                         (1,461,982)
                                                               -----------------
          Total Shareholders' Equity                                  4,678,537
                                                               -----------------

          Total Liabilities and Shareholders' Equity                 $7,426,463
                                                               =================
                      See notes to the financial statements

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                             Quarter ended January 31,           Six months ended January 31,
                                                1997             1996                1997              1996
-------------------------------------------------------------------------      -------------------------------

Operating Revenues:                         $1,710,882       $1,322,238            $3,328,427       $2,573,942

Operating Expenses:
   Sales and marketing costs                   550,193          462,063             1,067,232          875,352
   Direct membership costs                     519,604          296,035               991,283          577,027
   General and administration                  483,250          433,389               885,028          794,999
   Depreciation                                 75,659           56,899               151,150          108,662
   ESOP charges                                 15,704           21,405                33,018           45,682
                                           -----------------------------      ---------------------------------
       Total Operating Expenses              1,644,410        1,269,791             3,127,711        2,401,722
                                           -----------------------------      ---------------------------------

       Operating Income                         66,472           52,447               200,716          172,220

Non-operating Income (Expense):
   Interest income                              47,914           56,652               105,167          120,170
   Interest expense                             (6,769)          (9,091)              (14,123)         (18,760)
                                           -----------------------------      ---------------------------------
       Total Non-operating Income               41,145           47,561                91,044          101,410
                                           -----------------------------      ---------------------------------

       Income Before Income Taxes              107,617          100,008               291,760          273,630

Income Taxes                                    39,000           33,100               109,000           94,000
                                           -----------------------------      ---------------------------------

                              Net Income       $68,617          $66,908              $182,760         $179,630
                                           =============================      =================================

Net Income Per Share:                            $0.03            $0.03                 $0.07            $0.07
                                           =============================      =================================

Weighted Average Shares
   Outstanding:                              2,571,077        2,668,027             2,604,022        2,673,646
                                           =============================      =================================

                      See notes to the financial statements

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      Six months ended January 31,
                                                                                     1997                     1996
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                                      $182,760                 $179,630
   Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation                                                                151,150                  108,662
        Amortization                                                                 24,660                   12,330
        Income tax benefit arising from stock option plan                              ----                     ----
   ESOP shares committed to be released                                              33,018                   45,682
Change in Assets and Liabilities:
   Increase in member fees receivable                                            (1,398,378)                (947,884)
   Reduction in frames inventory                                                       ----                    4,626
   Increase in deferred expenses                                                    (43,009)                 (66,920)
   Increase in prepaid expenses and other current assets                           (203,236)                (173,970)
   (Decrease) increase in accounts payable                                           (9,534)                  67,016
   Increase (decrease) in income taxes payable                                        8,800                  (14,796)
   Increase in deferred revenue                                                     835,755                  549,853
   (Decrease) increase in accrued expenses and other current liabilities               (548)                  35,508
                                                                            -----------------------------------------

     Net Cash Used in Operating Activities                                         (418,562)                (200,263)

Cash Flows from Investing Activities:
   Decrease in marketable investment securities                                     178,493                2,067,248
   Decrease in note receivable from officer                                          17,419                   17,111
   Purchases of property and equipment                                             (569,083)                (257,366)
                                                                            -----------------------------------------

     Net Cash (Used In) Provided By Investing Activities                           (373,171)               1,826,993

Cash Flows from Financing Activities:
   Purchase of treasury stock                                                      (320,540)                (140,194)
   Proceeds from stock options exercised                                             13,593                      763
   Repayments of bank loan                                                          (42,200)                 (42,200)
   Repayments of capital lease obligation                                            (8,286)                  (7,254)
                                                                            -----------------------------------------

     Net Cash Used In Financing Activities                                         (357,433)                (188,885)
                                                                            -----------------------------------------

     Net (Decrease) Increase In Cash and Cash Equivalents                        (1,149,166)               1,437,845

   Cash and Cash Equivalents, Beginning of Period                                 1,599,566                2,069,129
                                                                            -----------------------------------------
   Cash and Cash Equivalents, End of Period                                        $450,400               $3,506,974
                                                                            =========================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during six-month period for income taxes                              $100,200                 $109,132
                                                                            =========================================

Supplemental Disclosure of Non-Cash Activities:
   Unrealized gain (loss) on marketable investment securities                        $4,974                  ($1,701)
                                                                            =========================================

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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1996 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1996. Operating results for the three and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.


Note 2 - Obligation Under Capital Lease
---------------------------------------

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At January 31, 1997, office equipment included $82,052 and accumulated amortization included $53,302 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of January 31, 1997:

Fiscal year ending July 31,
--------------------------------------------------------------
1997...................................................$11,200
1998....................................................22,400
1999....................................................10,980
                                                       -------
Total minimum lease payments............................44,580
       Less amount representing interest.................5,742
                                                       -------
Principal balance......................................$38,838
                                                       =======
--------------------------------------------------------------

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1997 - $42,200; 1998 through 1999 - $84,400; and
2000 - $21,100.

Management's Discussion and Analysis
------------------------------------

Results of Operations
---------------------

Operating revenues for the quarter ended January 31, 1997 were $1,711,000 compared to $1,322,000 for the quarter ended January 31, 1996, an increase of 29%. Although membership in the Company's traditional vision plan, ECPA Non-Insured, increased approximately 9% from the prior year to 10.6 million members, related revenues increased 24% due to the addition of relatively higher-priced groups. For the six months ended January 31, 1997 non-insured revenues increased 20% as a result of these same membership increases and average revenue rate improvements. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded, which increased enrollments by 29% during the past year. Revenues from these plans increased 116% for the second quarter to $338,000 and 126% for the six months ended January 31, 1997 to $683,000. Management expects revenues to increase in the third and fourth quarters as a result of the ongoing effect of increased enrollment into all of the Company's vision care plans effective January 1, 1997 and continued market acceptance of the non-insured and indemnity plans. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues compared to other quarters.

Total operating expenses increased 30% for the second quarter to $1,644,000 and 30% to $3,128,000 for the six months ended January 31, 1997 reflecting the increased costs of business and network development as well as marketing and servicing ECPA's indemnity plans. Management expects that total operating expenses will reflect increases over the prior year due to the continuing effect of upgraded customer service and computer processing capabilities, maintenance of the expanded provider network, and building of marketing and sales support functions to accommodate membership growth and market demands.

Sales and marketing costs for the quarter and six months ended January 31, 1997 of $550,000 and $1,067,000 increased 19% and 22%, respectively, over the same periods in fiscal 1996. The increase was the result of the addition of marketing, account services, and sales support personnel and increased focus on quality assurance activities including intensified provider credentialing programs. The increasing emphasis on ECPA-Insured and ECPA Self-funded products requires more sales support personnel to accommodate these marketing and sales efforts and will result in increased sales and marketing costs during the remainder of fiscal 1997.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, increased from $296,000 for the quarter ended January 31, 1996 to $520,000 for the quarter ended January 31, 1997 and from $577,000 to $991,000 for the respective six-month periods then ended. The increases resulted from the addition of customer service, enrollment, and claims administration personnel, and higher claims administration costs, both tied to increased insured and self-funded membership. Management expects direct membership costs to rise as the anticipated membership growth continues, especially with respect to the indemnity programs.

General and administration costs totaling $483,000 for the three months and $885,000 for the six months ended January 31, 1997 increased 12% and 11%, respectively, compared to the same periods in 1996. The increases were the result of expanded employment support services and professional fees related to the Company's overall increased employment levels.

Depreciation was $76,000 for the three months and $151,000 for the six months ended January 31, 1997 compared to $57,000 and $109,000 for the corresponding three- and six-month periods of 1996 reflecting purchases over the past year of computer systems and office furniture and fixtures to handle the Company's personnel additions as well as mail processing and telephone equipment to accommodate increased member communication requirements.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $48,000 for the three months and $105,000 for the six months ended January 31, 1997 compared to $57,000 and $120,000 for the corresponding three- and six-month periods in 1996, reflecting a lower rate of operating cash flow investment. For the quarter ended January 31, 1997 invested cash and marketable investment securities (current and long-term) decreased compared to the same period in 1996 due to financial resources allocated to fund investment in offices and equipment. Investment yield increased compared to the prior year as investments in municipal bonds matured and proceeds were reinvested in higher-yielding securities. Invested funds are expected to remain stable as cash provided by operations is utilized to fund planned computer systems and other equipment upgrades needed to service existing customers and new business.

Interest expense decreased compared to the three and six months ended January 31, 1996 as a result of repayments of borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company.

Liquidity and Capital Resources
-------------------------------

Working capital was $1,842,000 and the current ratio was 1.7 to 1 at January 31, 1997 while cash and cash equivalents comprised $450,000. The Company's principal sources of funds during the quarter and six months were from operations and maturing long-term investments which were reinvested in securities classified as cash equivalents.

Major uses of funds during the six months ended January 31, 1997 included reinvestment activities related to maturities of marketable securities and purchases of property and equipment totaling $569,000. The Company repurchased $321,000 of treasury stock during the six months ended January 31, 1997 and the Board of Directors has authorized up to $1 million for such acquisitions as market conditions present attractive opportunity.

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

          (a) The Company held its annual meeting of shareholders on January 9, 1997.

          (b) Directors elected at the annual meeting were John R. Behrmann, Robert J. Delsol, John W. Heidt, Thomas B. Morgan and Robert
                  M. Topol.

          (c)     Other  matters   voted  upon  at  the  meeting   included  the
                  following:

                  1. All elected directors in Item 4.(b) received the following vote tabulation (2,476,408 votes for; 0 votes against; 14,405 abstained).

                  2. Ratification of the Board of Directors' recommendation that KPMG Peat Marwick LLP be appointed the Company's independent public accountants for fiscal year 1997 (2,477,563 votes for; 12,800 votes against; 450 abstained).



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



First American Health Concepts, Inc.
------------------------------------
           (Registrant)



By:      John A. Raycraft
         ----------------
         John A. Raycraft
         President and Chief Executive Officer




By:      Shannon L. Moyer
         ----------------
         Shannon L. Moyer
         Controller





Date:    March 8, 1997
                                                                         Page 11