Form 10QSB
period 1997-04-30
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1997-06-16
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended April 30, 1997.

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

Registrant's common stock outstanding at June 12, 1997 was 2,539,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.



                                   FORM 10-QSB
                              For the Quarter Ended
                                 April 30, 1997



                                TABLE OF CONTENTS



Part I.  Financial Information                                              Page
                                                                            ----

Item 1.   Financial Statements (Unaudited)

          Balance Sheet as of April 30, 1997 ..............................   3

          Statements of Income for the quarter and nine months
           ended April 30, 1997 and 1996...................................   4

          Statements of Cash Flows for the nine months
           ended April 30, 1997 and 1996...................................   5

          Notes to the Financial Statements................................   6


Item 2.   Management's Discussion and Analysis.............................   8


Part II  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders..............  10

Item 6.   Exhibits and Reports on Form 8-K.................................  10

SIGNATURES.................................................................  11

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET
--------------------------------------------------------------------------------



ASSETS                                                            April 30, 1997
--------------------------------------------------------------------------------

Current Assets:
    Cash and cash equivalents                                       $   701,512
    Marketable investment securities                                  1,205,216
    Member fees receivable, net of allowance for
       doubtful accounts of $9,787                                    1,288,527
    Note receivable-officer, current                                     18,621
    Deferred expenses                                                   296,220
    Income taxes receivable                                              35,070
    Prepaid expenses and other current assets                           412,791
                                                                    -----------
          Total Current Assets                                        3,957,957

Property and Equipment:
    Office furniture and fixtures                                       307,038
    Office equipment                                                  1,416,393
    Leasehold improvements                                              112,362
    Systems under development                                         1,246,926
                                                                    -----------
                                                                      3,082,719
    Less accumulated depreciation and amortization                   (1,149,512)
                                                                    -----------
          Net Property and Equipment                                  1,933,207

    Marketable investment securities, long term                       1,214,873
    Note receivable-officer, long term                                   43,302
                                                                    -----------

         Total Assets                                               $ 7,149,339
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
    Accounts payable                                                $   245,779
    Current portion of capital lease obligation (Note 2)                 18,890
    Current portion of bank loan (Note 3)                               105,500
    Deferred revenue                                                  1,666,404
    Accrued expenses and other current liabilities                      262,497
    Deferred income taxes                                                19,676
                                                                    -----------
         Total Current Liabilities                                    2,318,746

Long Term Liabilities:
    Capital lease obligation (Note 2)                                    15,593
    Bank loan (Note 3)                                                  126,600
                                                                    -----------
         Total Long-Term Liabilities                                    142,193

Shareholders' Equity:
    Common stock, no par value, Authorized
      8,000,000 shares; Issued, 3,007,838 shares                        648,108
    Additional paid-in capital                                        2,560,544
    Net unrealized loss on marketable investment securities              (6,116)
    Unearned ESOP shares (Note 3)                                      (210,943)
    Retained earnings                                                 3,182,538
                                                                    -----------
                                                                      6,174,131
    Treasury stock, at cost, 468,102 shares                          (1,485,731)
                                                                    -----------
         Total Shareholders' Equity                                   4,688,400
                                                                    -----------

         Total Liabilities and Shareholders' Equity                 $ 7,149,339
                                                                    ===========
                      See notes to the financial statements

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                     Quarter ended April 30,    Nine months ended April 30,
                                      1997           1996           1997           1996
------------------------------------------------------------    --------------------------
Operating Revenues:               $ 1,806,907    $ 1,553,394    $ 5,135,334    $ 4,127,336

Operating Expenses:
   Sales and marketing costs          626,843        535,621      1,694,074      1,410,973
   Direct membership costs            600,308        386,113      1,591,591        963,140
   General and administration         486,518        426,898      1,371,546      1,222,987
   Depreciation                        76,526         62,534        227,677        171,196
   ESOP charges                        15,843         20,008         48,861         64,601
                                  --------------------------    --------------------------
       Total Operating Expenses     1,806,038      1,431,174      4,933,749      3,832,897
                                  --------------------------    --------------------------

       Operating Income                   869        122,220        201,585        294,439

Non-Operating Income (Expense):
   Interest income                     44,347         51,289        149,514        171,459
   Interest expense                    (6,178)        (8,300)       (20,301)       (27,060)
                                  --------------------------    --------------------------
       Total Non-Operating Income      38,169         42,989        129,213        144,399
                                  --------------------------    --------------------------

       Income Before Income Taxes      39,038        165,209        330,798        438,838

Income Taxes                           16,000         60,000        125,000        154,000
                                  --------------------------    --------------------------

               Net Income         $    23,038    $   105,209    $   205,798    $   284,838
                                  ==========================    ==========================

Net Income Per Share:             $      0.01    $      0.04    $      0.08    $      0.11
                                  ==========================    ==========================

Weighted Average Shares
   Outstanding:                     2,557,391      2,642,139      2,588,959      2,663,189
                                  ==========================    ==========================

                      See notes to the financial statements

--------------------------------------------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Nine months ended April 30,
                                                                    1997           1996
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                   $   205,798    $   284,838
   Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation                                                227,677        171,196
        Amortization                                                 36,990         18,495
        Income tax benefit arising from stock option plan              --             --
   ESOP shares committed to be released                              48,861         65,689
Change in Assets and Liabilities:
   (Increase) decrease in member fees receivable                   (642,277)        20,562
   Reduction in frames inventory                                       --            4,626
   Increase in deferred expenses                                    (72,250)       (69,363)
   Increase in prepaid expenses and other current assets           (217,786)      (181,415)
   Increase in accounts payable                                      29,430        119,937
   Decrease in income taxes payable                                  (2,262)       (11,941)
   Increase in deferred revenue                                     512,726        382,148
   Increase in accrued expenses and other current liabilities           885        134,231
                                                                --------------------------

     Net Cash Provided by Operating Activities                      127,792        939,003

Cash Flows from Investing Activities:
   Decrease in marketable investment securities                     171,133      2,381,410
   Decrease in note receivable from officer                          16,820         16,356
   Purchases of property and equipment                             (832,472)      (652,487)
                                                                --------------------------

     Net Cash (Used In) Provided By Investing Activities           (644,519)     1,745,279

Cash Flows from Financing Activities:
   Purchase of treasury stock                                      (344,290)      (167,914)
   Proceeds from stock options exercised                             17,802          9,908
   Repayments of bank loan                                          (42,200)       (63,300)
   Repayments of capital lease obligation                           (12,639)       (13,113)
                                                                --------------------------

     Net Cash Used In Financing Activities                         (381,327)      (234,419)
                                                                --------------------------

     Net (Decrease) Increase In Cash and Cash Equivalents          (898,054)     2,449,863

   Cash and Cash Equivalents, Beginning of Period                 1,599,566      2,069,129
                                                                --------------------------
   Cash and Cash Equivalents, End of Period                     $   701,512    $ 4,518,992
                                                                ==========================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during nine-month period for income taxes          $   127,262    $   166,277
                                                                ==========================

Supplemental Disclosure of Non-Cash Activities:
   Unrealized gain (loss) on marketable investment securities   ($    4,502)   ($    3,044)
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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1996 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1996. Operating results for the three and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.


Note 2 - Obligation Under Capital Lease
---------------------------------------

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At April 30, 1997, office equipment included $82,052 and accumulated amortization included $57,052 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of April 30, 1997:

Fiscal year ending April 30,
--------------------------------------------------

1997 ...................................   $ 5,600
1998 ...................................    22,400
1999 ...................................    10,980
                                           -------
Total minimum lease payments ...........    38,980
       Less amount representing interest     4,497
                                           -------
Principal balance ......................   $34,483
                                           =======

--------------------------------------------------

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

Management's Discussion and Analysis
------------------------------------

Results of Operations
---------------------

Operating revenues for the quarter ended April 30, 1997 were $1,807,000 compared to $1,553,000 for the quarter ended April 30, 1996, an increase of 16%. Membership in the Company's traditional vision plan, ECPA Non-Insured, increased approximately 6%, compared to the prior 9 month period, to 10.3 million members. Related revenues increased 13%, compared to the same prior period, because of the addition of relatively higher-priced groups. For the nine months ended April 30, 1997 non-insured revenues increased 18% as a result of these same membership increases. Increased revenues were also generated by the Company's ECPA Insured and ECPA Self-funded plans, which increased enrollments by 60% during the past year. Revenues from these plans increased 57% for the third quarter to $464,000 and 120% for the nine months ended April 30, 1997 to $1,317,000. Management expects revenues to increase in the fourth quarter as a result of the ongoing effect of increased enrollment into all of the Company's vision care plans and continued market acceptance of the non-insured and insured plans. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues compared to other quarters.

Total operating expenses increased 26% for the third quarter to $1,806,000 and 28% to $4,934,000 for the nine months ended April 30, 1997 reflecting the increased costs of business and network development as well as marketing and servicing ECPA's plans. Management expects that total operating expenses will reflect increases over the prior year due to the continuing effect of upgraded customer service and computer processing capabilities, maintenance of the expanded provider network, and building of marketing and sales support functions to accommodate membership growth and market demands.

Sales and marketing costs for the quarter and nine months ended April 30, 1997 of $627,000 and $1,694,000 increased 16% and 20%, respectively, over the same periods in fiscal 1996. The increase was the result of the addition of marketing, account services, and sales support personnel and increased focus on quality assurance activities including intensified provider credentialing programs. The increasing emphasis on ECPA-Insured and ECPA Self-funded products requires more sales support personnel to accommodate these marketing and sales efforts and will result in increased sales and marketing costs during the remainder of fiscal 1997.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, increased from $386,000 for the quarter ended April 30, 1996 to $600,000 for the quarter ended April 30, 1997 and from $963,000 to $1,592,000 for the respective nine-month periods then ended. The increases resulted from the addition of customer service, enrollment, and claims administration personnel, tied to increased insured and self-funded membership. Management expects direct membership costs to rise as the anticipated membership growth continues, especially with respect to the indemnity programs.

General and administration costs totaling $487,000 for the three months and $1,372,000 for the nine months ended April 30, 1997 increased 13% and 12%, respectively, compared to the same periods in 1996. The increases were the result of expanded employment support services and professional fees related to the Company's overall increased employment levels.

Depreciation was $77,000 for the three months and $228,000 for the nine months ended April 30, 1997 compared to $63,000 and $171,000 for the corresponding three- and nine-month periods of 1996 reflecting purchases over the
                                                                          Page 8
past year of computer systems and office furniture and fixtures to handle the Company's personnel additions as well as mail processing and telephone equipment to accommodate increased member communication requirements.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $44,000 for the three months and $150,000 for the nine months ended April 30, 1997 compared to $51,000 and $171,000 for the corresponding three- and nine-month periods in 1996, reflecting a lower rate of operating cash flow investment. For the quarter ended April 30, 1997 invested cash and marketable investment securities (current and long-term) decreased compared to the same period in 1996 due to financial resources allocated to fund investment in offices and equipment. Investment yield increased compared to the prior year as investments in municipal bonds matured and proceeds were reinvested in higher-yielding securities. Invested funds are expected to remain stable as cash provided by operations is utilized to fund planned computer systems and other equipment upgrades needed to service existing customers and new business. The Company believes its ongoing cash flow will support all anticipated expenditures and operating expenses.

Interest expense decreased compared to the three and nine months ended April 30, 1996 as a result of repayments of borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company.

Liquidity and Capital Resources
-------------------------------

Working capital was $1,639,000 and the current ratio was 1.7 to 1 at April 30, 1997 while cash and cash equivalents comprised $702,000. The Company's principal sources of funds during the quarter and nine months were from operations and maturing long-term investments which were reinvested in securities classified as cash equivalents.

Major uses of funds during the nine months ended April 30, 1997 included reinvestment activities related to maturities of marketable securities and purchases of property and equipment totaling $263,000. The Company repurchased $344,000 of treasury stock during the nine months ended April 30, 1997 and the Board of Directors has authorized up to $1 million for such acquisitions as market conditions present an attractive opportunity.

Contractual Arrangements
------------------------

The Company's insured line of business is underwritten by Security Life Insurance of America (SLICA.) According to the management agreement between the Company and SLICA, dated April 15, 1992, SLICA is responsible to "process, investigate, settle, and pay all claims arising." The Company is fully indemnified against loss or liability. Therefore, the Company does not record any claims liability on the balance sheet.

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               No matters submitted to a vote of security shareholders



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



First American Health Concepts, Inc.
------------------------------------
           (Registrant)


By:      /s/ John A. Raycraft
         --------------------
         John A. Raycraft
         President and Chief Executive Officer




By:      /s/ Richard A. Kiser
         --------------------
         Richard A. Kiser
         Vice President - Finance and Chief Financial Officer





Date:    June 12, 1997
                                                                         Page 11