Form 10KSB40
period 1997-07-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1997-10-29
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year August 1, 1996 to July 31, 1997.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the fiscal year ended July 31, 1997 was $7,171,909.

Registrant's Common Stock outstanding at October 21, 1997 was 2,544,736 shares after deducting 468,102 shares of treasury stock. At such date, the aggregate market value of Registrant's Common stock held by non-affiliates, based upon the closing price at which such stock was sold on NASDAQ on such date was approximately $5,904,000.

                       Documents Incorporated by Reference
Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 8, 1997 are incorporated in Part III as set forth herein.

                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----

   Item 1.   Description of Business                                          3
   Item 2.   Description of Property                                          6
   Item 3.   Legal Proceedings                                                6
   Item 4.   Submission of Matters to a Vote of Security Holders              6

PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters         6
   Item 6.   Management's Discussion and Analysis                             6
   Item 7.   Financial Statements                                             8
   Item 8.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           8

PART III

   Item 9.   Directors and Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act     9
   Item 10.  Executive Compensation                                          10
   Item 11.  Security Ownership of Certain Beneficial
               Owners and Management                                         10

   Item 12.  Certain Relationships and Related
               Transactions                                                  10
   Item 13.  Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                   11

PART I
   First American Health Concepts, Inc.

Item 1.  DESCRIPTION OF BUSINESS

Business Development

         First American Health Concepts, Inc. ("FAHC" or the "Company") was incorporated in Arizona in 1981 and first offered common stock publicly in October 1985. FAHC markets and administers vision care programs under the registered trade names of Eye Care Plan of America(R) and ECPA(R).

         Dedicated exclusively to developing and marketing innovative vision care programs for businesses and organizations nationwide, ECPA has grown rapidly in twelve years. Over that time, ECPA has provided the nation's largest direct access preferred pricing vision care program through a preferred provider
(PPO) network of independent and retail optometrists, opticians and ophthalmologists. Since 1993, ECPA has achieved steady growth in a new product line of insured and self-funded managed vision care programs.

         ECPA is well positioned for growth at a time when the demand for vision care services is stronger than ever. According to an optical industry report published by the Jobson Optical Group in 1997, 60 percent of the American population or approximately 159.3 million people require some form of vision correction, and 62 percent of these purchased eyewear in 1996. The percent of Americans who require a vision correction, for many years a constant proportion of the U.S. population, is now trending upward as the Baby Boom generation ages and needs vision correction. The percent of the U.S. population beyond the age of 40 is approaching 50 percent and is expected to climb to 60 percent of the population by the year 2000, according to the Jobson report.

         U.S. retail sales of optical products were $14.6 billion in 1996, which is a 6 percent increase from the $13.8 billion in 1995.

Responding to a Changing Market

         Two key factors continue to change the shape of the U.S. health care market: a rising cost of health care and an aging population that requires more health care services. This has led to rapid growth of managed health care that holds down costs by managing health care providers and benefits. Not only do more Americans require vision care because of their age, but more companies and organizations are recognizing the value of managed vision care for their employees. Recently, a national survey of benefits executives found that vision and wellness rank highest among the benefits that employers are planning to add in the next 12 months. There is growing recognition that an inexpensive vision exam is an excellent screening tool for many more serious medical conditions such as diabetes, yet only 41 percent of consumers have annual vision exams, and 46 percent do not have a regular eye doctor.

         However, consumers do recognize the value of vision care. Eighty percent of Americans in a recent Louis Harris poll said that they consider sight to be the most important of the five senses. Most importantly, vision care, one of the least expensive health benefits, is one of the most highly valued according to a recent national employee survey. As employers are driven to find ways to contain the rising cost of benefits, managed vision care will be increasingly attractive in the mix of employee benefits.

         Competition among major medical managed care companies (HMOs) is causing an increase in potential distribution sources for managed vision care products and services. Approximately one in four Americans is currently receiving health care through an HMO, and this percentage is expected to increase. With the growth of managed care and increased competition among HMOs, distribution opportunities will increase for managed vision care providers such as ECPA to partner with HMOs to help them gain a market advantage through offering managed vision care alongside medical HMO benefits or through the private labeling of managed vision care benefits as an HMO benefit. This will be especially true in the Medicare Risk (Medicare HMO) market, where growing competition will increase distribution opportunities and where virtually all members require vision correction.

A Managed Vision Care Information System

         ECPA was one of the first national vision care companies to recognize the need to develop managed vision care. ECPA's recent commitment to the information system and internal resources for delivering managed vision care strengthens its position as a leader in managed vision care.

         ECPA became the first company nationally to develop and install a vision care application of the Health Systems Design (HSD) Integrated Managed Care System. This new system, one of the most comprehensive managed care information systems available, allowed ECPA to eliminate its benefit voucher this past year and begin to provide automated, hassle-free administration of vision care benefits. The new HSD system also brings an array of capabilities for tracking and manipulating benefits data. ECPA was able to convert its claims processing to an internal function, but more importantly, the new system provides ECPA with an ability to analyze utilization and costs to improve benefit design. In addition to the HSD system, ECPA activated a state-of-the-art voice response and fax-back system this past year. This new system allows members to call anytime to receive provider location information, and it delivers automated, real-time fax-back authorization for providers that allows them to deliver fast, paperless service to members.

The Choice Network for Managed Vision Care

         ECPA introduced a trademarked slogan The Choice Network for Managed Vision Care - this past year to communicate its commitment to leadership in managed vision care service and administration.

         ECPA built its current foundation for leadership with the development of a national provider network of independent and retail optometrists, ophthalmologists and opticians, based on cost containment or a preferred pricing structure. Through a verifiable preferred pricing structure and direct access to this broad Choice Network, ECPA has been very successful with its original program offering, called the Access Program. This Access or Non-Insured Program offers members significant, verifiable savings on eyewear any time they present their membership card to an ECPA Provider.

         Today, ECPA's Choice Network includes more than 14,000 providers in more than 7,500 locations throughout the United States, Puerto Rico and the Virgin Islands. Currently, there are 10.4 million members enrolled in ECPA's Access Program. Average savings for members throughout the Choice Network is 37 percent off of usual retail.

         In 1993, ECPA introduced its first Insured and Self-Funded vision care products which utilize the same preferred price structure as the Access Program, while adding a schedule of benefits for vision examinations, lenses, frames and contact lenses. Sponsoring companies elect to enroll employees in ECPA's insured vision care program or they elect to self-fund the schedule of vision care benefits that ECPA administers. Both of these programs have seen steady growth, with more than 330,000 members enrolled currently.

ECPA Providers

         Each ECPA provider is credentialed through independent primary source verification by an NCQA-certified agency. ECPA providers must agree to maintain normal business hours, offer a full selection of eyewear, possess all licenses required to practice in the state in which their operations take place, maintain sufficient professional liability insurance, and adhere to standards set forth in ECPA's Provider Manual and Quality Assurance Manual. A nominal credentialing fee is also required, and each provider agrees to pay a periodic or transaction-based fee for ECPA's administration of the network.

         Each approved provider agrees to provide vision care according to ECPA's standards, to charge no more than ECPA's preferred pricing for eyewear and to guarantee the services, care and related materials to the members' satisfaction.

          ECPA maintains a comprehensive provider quality assurance program that includes recredentialing every two years and provider profiling that tracks member complaints and grievances, member and provider surveys and random "mystery patient" responses.

Group Administration

         ECPA markets its programs only to employers and other sponsors having access to large numbers of employees, clients or customers. Existing and potential sponsors include employer groups, insurance carriers, third party administrators, health maintenance organizations, multiple employer trusts, financial institutions, associations, labor unions, governmental bodies and political subdivisions. Sponsors generally either pay an annual/monthly fee or a monthly premium for each member enrolled. Under standard agreements, each sponsor agrees to offer membership in ECPA to its clients. Typically, all potential clients are enrolled.

         Currently, there are more than 1,000 sponsors of ECPA plans, the largest of which accounts for approximately 10.5 percent of ECPA's total operating revenue.

         ECPA makes it easy. New group set up is easy and flexible with ECPA's new managed vision care information system. ECPA Shareware is available at no charge to sponsors for accurate and swift new group set-up and/or for the regular maintenance of eligibility data.

         Members make appointments with ECPA providers directly. Upon presentation of an ECPA membership card from a member, ECPA providers are able to obtain benefit authorization swiftly through an automated, real-time fax-back system. The result is paperless, hassle-free access to vision care benefits for all ECPA members.

         ECPA providers benefit from a system that provides high patient volume with little paperwork and administration. Most importantly, their patients are pleased with their Easy Access and Choice.

Using ECPA Benefits

*  ECPA Access Program

         Members are provided a membership card, and ECPA's toll-free provider locator number on the card helps them locate a provider nearby. Access to providers is direct, and members receive significant savings regardless of the amount or frequency of purchases. To verify their savings amount, members are encouraged to ask their provider to show them their savings. Savings are calculated based on usual retail and published wholesale price lists such as the optical industry publication, FRAMES.

*  ECPA Insured and ECPA Self-Funded Programs

         Under ECPA's Insured and ECPA Self-Funded Programs, members receive an ECPA membership card and Schedule of Benefits for vision care needs. Members call the toll-free provider locator line to find an ECPA provider nearby. Members schedule and access their ECPA provider directly, and they simply present their membership card at the time of their visit.

         ECPA Insured benefits are underwritten by Security Life Insurance Company of America (SLICA, founded in Minnesota in 1956). ECPA Self-Funded provides the same benefits to members as ECPA Insured, however the scheduled allowances are self-funded by the plan sponsor.

         ECPA Insured and ECPA Self-Funded members also have the option of seeking services from eye care professionals outside of the ECPA provider network. In such cases, the member pays the eye care provider's usual and customary fees directly, and the member is then reimbursed according to a reduced Schedule of Allowances.

         The benefit of ECPA's preferred pricing is always available to ECPA members. Even after all scheduled benefits have been exhausted, members are able save on additional eyewear when they present their membership card to any ECPA provider.

ECPA's Competitive Advantage

         ECPA's primary competitive advantage comes from its diverse Choice Network of independent and retail providers and its newly developed capacity to deliver easy, direct access to vision care benefits through an advanced, automated vision care information system.

         ECPA's largest competitor today is able to offer a larger network of providers. Another group of competitors are able to offer lower prices on exams and/or materials. However, ECPA's newly developed capacity to deliver and administer managed benefits effectively positions ECPA to lead in a growth market of managed vision care.

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

Employees

         At October 21, 1997 the Company had 75 full-time employees including 7 officers, 5 outside sales representatives and 63 customer service, clerical and administrative employees.

Item 2.  DESCRIPTION OF PROPERTY

         The Company leases an aggregate of 15,000 square feet of Class B office space for its sales and administrative offices. The Company's headquarters office in Phoenix, Arizona is leased at an effective rate of $12,300 per month with an expiration date of September, 1999. Sales offices are located in Phoenix, Atlanta, Chicago, San Diego, and Boston with effective rates ranging from $650 to $1,755 per month and lease expiration dates through April, 1998.

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

Item 3.  LEGAL PROCEEDINGS

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Common                      Trading Range During the Years Ended July 31,
Stock Prices                        1997                             1996
------------             -------------------------------------------------------
                           High             Low             High             Low
                           ----             ---             ----             ---
Quarter Ended:
   October 31            $5-1/4          $3-7/8           $6-3/4              $5
   January 31             4-3/4           2-3/4            6-3/8           4-5/8
   April 30                   5           1-3/4            5-3/4           4-3/8
   July 31                    4           2-1/2            5-1/4           3-1/4

         Since February 27, 1995 the Company's common stock has traded on the Nasdaq National Market System (symbol: FAHC). Prior to that date, common shares were traded on the Nasdaq Over-the-Counter Market. On October 21, 1997 there were approximately 120 shareholders of record, not including those shares held in street name. The Company has neither declared nor paid any cash dividends to date and does not plan to do so in the immediate future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         First American Health Concepts, Inc. ("FAHC" or the "Company") reported a 26 percent increase in operating revenues, with a growth in revenue from $5,678,000 for 1996 to $7,172,000 for 1997. This increase is attributable to growth in both ECPA's Non-Insured (Access Plan) revenues and ECPA's Insured and Self-Funded (Managed Care Programs) revenues. Non-Insured revenues increased 20 percent with a growth to 10.3 million members at year ending July 31, 1997. Insured and Self-Funded revenues increased 75 percent to 330,000 members at year ending July 31, 1997.

         Although ECPA's managed vision care programs (Insured and Self-Funded) still represent a smaller portion of ECPA's business, they are ECPA's fastest growing business segment. Market research continues to show growing demand for managed vision programs, and ECPA's growth in managed vision care sales supports this trend. ECPA has steadily added to its capacity to support the delivery of managed vision care, and is well positioned for continued growth. Since the introduction of its managed vision care programs in 1993, ECPA has become an industry-leading provider of managed vision care. ECPA anticipates that revenues from its managed vision care programs (Insured and Self-Funded) will continue to grow at a faster rate than revenues from its Access Program (Non-Insured).

         Inflation is not expected to have a material effect on revenues or profits.

         Total operating expenses increased 30 percent, from $5,297,000 in 1996 to $6,860,000 in 1997. This overall increase in operating expenses was the result of continued investment in resources and capabilities necessary to support growth in the delivery of managed vision care. This includes expenses for supporting marketing and sales, servicing current and new business and supporting future growth.

         Sales and marketing expenses were $2,349,000 in 1997 compared to $2,015,000 in 1996. This 17 percent increase was the result of increased expenses to support growth in sales, account services and sales support. This included the addition of staff and resources to support ECPA's continued expansion of business in managed care and to reinforce ECPA's position as the leading provider of direct access vision care preferred pricing programs. It is anticipated that future expenses for sales and marketing will continue to be in line with increases in revenue.

         Due to the development costs of launching ECPA's managed vision care system (HSD) and bringing claim processing in-house, direct membership expenses increased 57 percent, from $1,345,000 for 1996 compared to $2,116,000 for fiscal 1997. This comprehensive transition which eliminated benefit vouchers and added a host of automated administrative capabilities was a significant investment in ECPA's future as a leading managed vision care provider and accounted for higher growth in membership expenses than revenues. With the development of the managed vision care information system and internal claims processing nearly complete, future increases in membership expenses - the costs of providing members with membership materials, maintaining a national service center and administering claims processing - are expected to be commenserate with increases in operating revenues in the future.

         General and administrative expenses were $2,028,000 in 1997 compared to $1,608,000 in 1996. This 26 percent increase was the result of expected expenses in finance and information systems, support personnel and professional fees associated with the current and future growth of ECPA. Moderate growth in general and administrative expenses is expected during fiscal year 1997-1998.

         Depreciation increased from $244,000 for 1996 to $306,000 for 1997. A significant portion of this increase was due to the new integrated managed vision care information system that was put into service along with related telephone system enhancements.

         Interest income was $194,000 in 1997 compared to $243,000 in 1996. The decrease in interest income was due to lower average invested balances during the year ended July 31, 1997. The Company used internal funds to finance capital expenditures and information systems development.

Liquidity and Capital Resources

         Working capital was $1,567,000 and the current ratio was 1.8 to 1 at July 31, 1997. Cash and cash equivalents and marketable investment securities totaled $2,981,000.

         The Company's cash and cash equivalents decreased $1,052,000 from the 1996 balance to $548,000 at July 31, 1997. The Company's principal source of funds for the year ended July 31, 1997 was cash flow from operations. In addition, $1,411,000 was generated from the redemption of marketable investment securities, though substantially all of these funds were reinvested in similar financial instruments.

         Major uses of funds for the year were the purchase of computer and office equipment and an integrated managed care information system comprising $1,079,000 and the purchase of 85,000 treasury shares for an aggregate price of $344,290. The Company's Board of Directors has authorized up to $1 million for treasury share acquisitions.

         Management anticipates continuing, though slower, expansion in 1998 through capital additions and infrastructure expenditures to accommodate future growth. The Company believes its ongoing cash flow will support all anticipated capital expenditures and operating expenses.

Contractual Arrangements

The Company's insured line of business is underwritten by Security Life Insurance Company of America (SLICA). According to the management agreement between the Company and SLICA, dated April 15, 1992, SLICA is responsible to "process, investigate, settle, and pay all claims arising." The Company is fully indemnified against loss or liability. Therefore, the Company does not record any claims liability on the balance sheet.

Licensure Issues

In the coming year, ECPA will be completing the process of obtaining a third-party administrator (TPA) license in all markets where ECPA does business. The primary licensing activity next year, however, will involve ECPA's subsidiary, ECPA of California. In order to provide a managed vision care product in California, state law requires that providers of pre-paid health care services be licensed as a Knox-Keene Health Care Services Organization. ECPA of California has begun a licensure application process, and with many of the pre-application tasks complete, ECPA of California is expected to receive its license and begin operations in the State of California in fiscal year 1998. With Knox-Keene licensure, ECPA of California and ECPA, together, will be able to provide a complete complement of vision care services in the State of California.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

In February 1997 the FASB issued SFAS No. 128, Earnings Per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly-held common stock. SFAS No. 128 will be effective for the Company for the quarter ending January 31, 1998; earlier application is not permitted. This new accounting standard will require presentation of basic earnings per share, and is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

In February 1997 the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the quarter ending January 31, 1998.

In June 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income, to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending July 31, 1999, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

In June 1997 the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending July 31, 1999, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to the Company's financial statements than is currently required and provided.

Item 7.  FINANCIAL STATEMENTS

         The Company's financial statements and notes thereto are included in this annual report beginning at page 13.



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

                                                        Current Title and Positions
Executive Officer     Age at 7/31/97                  Held During the Last Five Years
-----------------     --------------                  -------------------------------

John A. Raycraft            50            Chief  Executive  Officer since May 1993;  President since
                                          1992; Executive Vice President from 1991 to 1992.

Laura J. Arnold             36            Vice  President of Provider  Relations  since August 1994;
                                          Manager since August 1993;  Director of Vision and Hearing
                                          Plan  Services /  Southwestern  Benefit  Plans and Network
                                          Development with AVESIS, Incorporated prior to joining the
                                          Company.

Deborah L. Brady            40            Vice   President  of   Administration   since  June  1997;
                                          Membership   Accounting   Manager  for  FHP  Health  Care,
                                          Operations  Manager  for  CIGNA  HealthCare,   Director  &
                                          Manager of Enrollment  Processing for PCS Health  Systems,
                                          Incorporated prior to joining the Company.

Bruce T. Davidson           65            Vice President of Marketing and Sales since November 1995;
                                          an  independent  marketing and sales  consultant  prior to joining the Company.

Carolyn Hall                57            Secretary and Treasurer since 1988; Secretary since 1987.

Richard A. Kiser            44            Vice  President  of Finance  and Chief  Financial  Officer
                                          since May 1997;  Chief Financial  Officer of Delta Dental;
                                          prior to joining the Company.

Craig L. Santilli           49            Vice  President of  Information  Systems  since  September
                                          1995;  Director,  Applications  Development  for Samaritan
                                          Health System and  Director,  Information  Management  for
                                          Hartford Insurance Group prior to joining the Company.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note was secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1997 was $62,524.

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

23                  Consent of KPMG Peat Marwick LLP      Exhibit filed herewith

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

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                  (Registrant)


Date:  October 28, 1997      By /s/ John A. Raycraft
                                --------------------
                             John A. Raycraft
                             President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date
---------                              -----                          ----


/s/ John A. Raycraft            President and                       10/28/97
----------------------          Chief Executive Officer             --------
   (John A. Raycraft)

/s/ Richard A. Kiser            Vice President of Finance and       10/28/97
----------------------          Chief Financial Officer             --------
   (Richard A. Kiser)

/s/ John R. Behrmann            Chairman of the Board               10/28/97
----------------------                                              --------
   (John R. Behrmann)

/s/ Robert J. Delsol            Director                            10/28/97
----------------------                                              --------
   (Robert J. Delsol)

/s/ John W. Heidt               Vice Chairman of the Board          10/28/97
----------------------                                              --------
   (John W. Heidt)

/s/ Thomas B. Morgan            Director                            10/28/97
----------------------                                              --------
   (Thomas B. Morgan)

/s/ Robert M. Topol             Director                            10/28/97
----------------------                                              --------
   (Robert M. Topol)

KPMG Peat Marwick LLP
One Arizona Center
400 E. Van Buren Street
Suite 1100
Phoenix, AZ  85004


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
First American Health Concepts, Inc.:


We have audited the accompanying balance sheet of First American Health Concepts, Inc. as of July 31, 1997, and the related statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Health Concepts, Inc. as of July 31, 1997 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 1997 in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP

Phoenix, Arizona
September 12, 1997

First American Health Concepts, Inc.
BALANCE SHEET

ASSETS                                                            July 31, 1997
-------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                         $   547,686
  Marketable investment securities  (Note B)                          1,192,999
  Member fees receivable                                              1,125,727

  Note receivable-officer, current (Note C)                              18,621
  Deferred expenses                                                     231,268
  Prepaid expenses                                                       95,493
  Income taxes receivable (Note G)                                      122,841
  Other current assets                                                  196,684
                                                                    -----------
    Total Current Assets                                              3,531,319
                                                                    -----------

Property and Equipment:
  Office furniture and fixtures                                         307,038
  Computers and office equipment                                      1,461,347
  Leasehold improvements                                                112,362
  Systems under development                                           1,448,316
                                                                    -----------
                                                                      3,329,063
  Less accumulated depreciation and amortization                     (1,239,768)
                                                                    -----------
    Net Property and Equipment                                        2,089,295

Marketable investment securities, long term (Note B)                  1,240,437

Note receivable-officer, long term (Note C)                              43,903
                                                                    -----------

    Total Assets                                                    $ 6,904,954
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                                  $   184,475
  Capital lease obligation,  current (Note D)                            19,531
  Bank loan, current (Note F)                                            84,400
  Accrued expenses                                                      192,196
  Deferred tax liability (Note G)                                        98,000
  Deferred revenue                                                    1,385,754
                                                                    -----------
    Total Current Liabilities                                         1,964,356

Capital lease obligation,  long term (Note D)                            10,450
Bank loan, long term (Note F)                                           105,500
                                                                    -----------

    Total Liabilities                                                 2,080,306
                                                                    -----------

Shareholders' Equity (Notes E, and F):
  Common stock, no par value; Authorized, 8,000,000
    shares; Issued, 3,012,838 shares                                    655,296
  Additional paid-in capital                                          2,552,223
  Retained earnings                                                   3,273,102
  Unearned ESOP shares (Note F)                                        (175,164)
  Net unrealized gain on marketable investment securities (Note B)        4,923
                                                                    -----------
                                                                      6,310,380
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                    -----------

    Total Shareholders' Equity                                        4,824,648
                                                                    -----------

Commitments and Contingencies (Notes D and F)

    Total Liabilities and Shareholders' Equity                      $ 6,904,954
                                                                    ===========

         The accompanying notes are an integral part of these financial statements.
                                       13

First American Health Concepts, Inc.
STATEMENTS OF INCOME

Years ended July 31,                                    1997               1996
--------------------------------------------------------------------------------

Operating Revenues                               $ 7,171,909        $ 5,678,016

Operating Expenses:
  Sales and marketing expenses                   $ 2,349,395          2,014,504
  Direct membership expenses                       2,115,662          1,345,497
  General and administrative expenses              2,027,773          1,608,338
  Depreciation                                       305,602            244,499
  ESOP charges (Note F)                               61,388             84,102
                                                 -----------        -----------
    Total Operating Expenses                       6,859,820          5,296,940
                                                 -----------        -----------

    Operating Income                                 312,089            381,076

Non-operating Income (Expense):
  Interest income                                    194,157            243,103
  Interest expense                                   (25,885)           (35,086)
                                                 -----------        -----------
    Total Non-operating Income                       168,272            208,017

    Income Before Income Taxes                       480,361            589,093

Income Taxes (Note G)                                184,000            230,000
                                                 -----------        -----------

    Net Income                                   $   296,361        $   359,093
                                                 ===========        ===========

Net Income Per Share                             $      0.12        $      0.14
                                                 ===========        ===========

Weighted Average Common and Equivalent
  Shares Outstanding                               2,577,868          2,655,432
                                                 ===========        ===========

The accompanying notes are an integral part of these financial statements.

First American Health Concepts, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Net Unrealized
                                                                                              Gain (Loss) on
                                      Outstanding           Additional                          Marketable                  Total
                                        Common     Common    Paid-in    Retained    Unearned    Securities   Treasury   Shareholders
                                        Shares     Stock     Capital    Earnings   ESOP Shares  Investment     Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1995             2,645,028  $ 615,785 $ 2,559,168 $ 2,617,648   (350,285)  $  3,285   ($  937,907) $ 4,507,694

  Stock options exercised                 7,474     14,521        --          --         --         --            --         14,521

  Net unrealized gain (loss) on
    marketable investment securities       --         --          --          --         --       (4,898)         --         (4,898)

  Income tax benefit arising from
    employee stock option plan             --         --         7,755        --         --         --            --          7,755

  Purchase of treasury stock            (40,500)      --          --          --         --         --        (203,535)    (203,535)

  Cost of ESOP shares released             --         --        (6,379)       --       90,481       --            --         84,102

  Net income                               --         --          --       359,093       --         --            --        359,093
                                     -----------------------------------------------------------------------------------------------
Balances at July 31, 1996             2,612,002    630,306   2,560,544   2,976,741   (259,804)    (1,613)   (1,141,442)   4,764,732

  Stock options exercised                17,734     24,990        --          --         --         --            --         24,990

  Net unrealized gain (loss) on
    marketable investment securities       --         --          --          --         --        6,536          --          6,536

  Income tax benefit arising from
    employee stock option plan             --         --        14,931        --         --         --            --         14,931

  Purchase of treasury stock            (85,000)      --          --          --         --         --        (344,290)    (344,290)

  Cost of ESOP shares released             --         --       (23,252)       --       84,640       --            --         61,388

  Net income                               --         --          --       296,361       --         --            --        296,361
                                     -----------------------------------------------------------------------------------------------

Balances at July 31, 1997             2,544,736  $ 655,296 $ 2,552,223 $ 3,273,102 ($ 175,164)  $  4,923   ($1,485,732) $ 4,824,648
                                     ===============================================================================================

         The accompanying notes are an integral part of these financial statements.

First American Health Concepts, Inc.
STATEMENTS OF CASH FLOWS

Years ended July 31,                                                                 1997           1996
--------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net income                                                                  $   296,361    $   359,093
  Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation                                                                305,602        244,499
      Amortization of deferred system costs                                        49,321         24,660
      Income tax benefit arising from  stock option plan                           14,931          7,755
      ESOP shares committed to be released                                         61,388         84,102
      Provision for losses on accounts receivable                                    --           12,000
      Increase in deferred taxes                                                   78,000          7,000
  Changes In Assets and Liabilities:
      Increase in member fees receivable                                         (476,215)       (65,244)
      Increase in deferred expenses                                                (7,296)       (31,065)
      Increase in prepaid expenses and other current assets                       (97,173)      (151,305)
      Increase in income taxes receivable                                         (90,034)       (22,078)
      Increase (decrease) in accounts payable                                     (31,875)        99,007
      Increase (decrease) in accrued expenses and other current liabilities       (60,145)        72,308
      Increase in deferred revenue                                                222,806         83,132
                                                                              --------------------------
        Net Cash Provided By Operating Activities                                 265,671        723,864
                                                                              --------------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                          (1,078,816)      (998,106)
  Purchases of marketable investment securities                                (1,245,459)    (2,396,483)
  Redemptions/sales of marketable investment securities                         1,411,345      2,473,981
  Decrease in note receivable-officer                                              16,220         15,600
                                                                              --------------------------
    Net Cash Used In Investing Activities                                        (896,710)      (905,008)
                                                                              --------------------------

Cash Flows from Financing Activities:
  Repayments of bank loan                                                         (84,400)       (84,400)
  Repayments of capital lease obligation                                          (17,141)       (15,005)
  Proceeds from exercised stock options                                            24,990         14,521
  Purchases of treasury stock                                                    (344,290)      (203,535)
                                                                              --------------------------
    Net Cash Used By Financing Activities                                        (420,841)      (288,419)
                                                                              --------------------------

    Net Decrease In Cash and Cash Equivalents                                  (1,051,880)      (469,563)

  Cash and Cash Equivalents, Beginning of Year                                  1,599,566      2,069,129
                                                                              --------------------------
  Cash and Cash Equivalents, End of Year                                      $   547,686    $ 1,599,566
                                                                              ==========================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                                  $   180,949    $   239,117
                                                                              ==========================
  Cash paid during the year for interest                                      $    25,885    $    34,991
                                                                              ==========================

Supplemental Disclosures of Non-cash Investing Activities:
  Unrealized gain (loss) on marketable investment securities                  $     6,536    ($    4,898)
                                                                              ==========================

      The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
  First American Health Concepts, Inc.

A. Summary of Significant Accounting Policies

   *  Revenue Recognition
         First American Health Concepts, Inc. ("FAHC" or the "Company") receives membership fees through its various Eye Care Plan of America ("ECPA") programs. ECPA Non-Insured membership generally is renewed annually and fees are remitted to the Company monthly by sponsors, based on the number of members represented by the sponsor. Revenues are recognized monthly based on the aggregate number of members reported to the Company. Membership fees may also be remitted on an annual basis and, in such cases, are amortized ratably to income over a twelve-month period. Premiums and fees related to ECPA Insured and ECPA Self-Funded plans are calculated and billed on a monthly basis and recognized accordingly.

   *  Cash and Cash Equivalents
         The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

   *  Development Costs
         The Company expenses its costs of developing the eye care provider network and sponsor network as they are incurred.

   *  Marketable Investment Securities
         Marketable investment securities at July 31, 1997 consist of U.S. Treasury securities. Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its debt securities as available for sale and such securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities, net of related tax effects, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

   *  Deferred Expenses
         The Company defers the direct costs of initiating vision plan memberships. Such costs, which include commissions, printing and other materials, are amortized over a twelve-month period, which corresponds to the period utilized for measurement of membership fees. Direct advertising costs are expensed as incurred.

   *  Property and Equipment
         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three-to-five years. Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Costs of the integrated managed care information system (systems under development) are being deferred until development is completed and the system is operational at which time costs will be amortized using the straight-line method over a seven-year period.
Amortization commenced in August 1997 as the system development was substantially complete.

   *  Net Income Per Share
         Net income per share is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options computed using the treasury stock method. Average outstanding common and equivalent shares do not include 31,285 shares held by the Employee Stock Ownership Plan at July 31, 1997. Shares held by the ESOP are not considered outstanding for net income per share calculations until the shares are released from the Trust.

   *  Stock Option Plan
         Prior to August 1, 1996, the Company accounted for its stock option plan (Note E) in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On August 1, 1996, the Company implemented SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 when results are material to the financial statements.

   *  Income Taxes
         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

   * Impairment of  Long Lived Assets
         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on August 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

   *  Use of Estimates
         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and disclosure of contingent assets and liabilities; and revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

B.  Marketable Investment Securities

         At July 31, 1997, the amortized cost, net unrealized holding gains and fair value of available-for-sale securities by major security type were as follows. There were no realized gains or losses included in income in 1997.

                                                    Unrealized
                                                      Holding
                                      Cost             Gain           Fair Value
                                   ----------       ----------        ----------

U.S. Treasury Securities           $2,428,513          $4,923         $2,434,436

Although there is a concentration of credit risk related to the U. S. Treasuries, management does not consider these investments to be of high risk.

Maturities of investment securities classified as available-for-sale were as follows at July 31, 1997:

                                                       Cost           Fair Value
                                                    ----------        ----------

Due within one year                                 $1,190,895        $1,192,999
Due after one year through two years                 1,237,618         1,240,437
                                                    ----------        ----------
                                                    $2,428,513        $2,433,436
                                                    ==========        ==========

C.  Note Receivable-Officer

         The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note was secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1997 was $62,524.

D.  Lease Obligations

         The Company leases telephone equipment under the terms of a capital lease. The terms provide for 60 monthly installments of $1,867, including principal and interest through January, 1999. At July 31, 1997, office equipment included $82,052 and accumulated amortization included $60,802 related to the leased equipment.

Following is a schedule by year of future minimum lease payments:

Years Ending July 31,
--------------------------------------------
1998                                 22,400
1999                                 10,980
                                    -------
Total payments                       33,380
  Interest portion                  ( 3,399)
                                    -------
Principal balance                    29,981
  Less current portion              (19,531)
                                    -------
Long-term portion                   $10,450
                                    =======

         The Company also operates from leased premises under operating leases. Rental expense related to these leases was $240,499 in 1997 and $210,073 in 1996.

         Future minimum lease payments under noncancellable operating leases as of July 31, 1997 are as follows:

Years Ending July 31,
-------------------------------------------
1998                                162,832
1999                                177,436
2000                                 30,181
                                   --------
                                   $370,449
                                   ========

E.  Stock Options

         The Company maintains a stock option plan, (the "Plan") which covers all employees, officers and directors of the Company and provides for the granting of incentive and non-qualified stock options. Outside directors and officers who are not employees of the Company are only eligible for non-qualified options.

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

         As previously discussed, the Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the Plan.

         Had   compensation   costs  for  the  Company's  plan  been  determined
consistent with FASB Statement No. 123, the Company's net income and net income per share would not be materially different from those reported.

         At July 31, 1997, 506,992 stock options were available for grant under this plan and 201,569 stock options were exercisable. Activity related to stock options is summarized, as follows:

                           Incentive Stock Options   Nonqualified Stock Options
                           -----------------------   --------------------------
                                          Weighted                    Weighted
                           Number of  Average Option  Number of  Average Option
     Date       Activity    Shares    Price Per Share  Shares    Price Per Share
--------------------------------------------------------------------------------
July 31, 1995  Outstanding   61,170         4.16      230,000         3.95
               Granted       11,000         6.10       45,000         6.06
               Exercised     (7,474)        1.94          -             -
               Expired       (2,594)        5.51          -             -
                             ------                   -------
July 31, 1996  Outstanding   62,102         4.71      275,000         4.30
               Granted          -             -           -             -
               Exercised     (2,734)        1.71      (15,000)        1.35
               Expired      (11,233)        5.52      (15,000)        6.06
                             ------                   -------
July 31, 1997  Outstanding   48,135         4.69      245,000         4.37
                             ======                   =======
               Exercisable   41,569                   160,000
                             -------                  -------

         The sale of common stock received through the exercise of incentive stock options, or the exercise of non-qualified options, results in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. A tax benefit of approximately $14,900 was recognized for the year ended July 31, 1997.

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

         During fiscal 1995, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company has guaranteed the bank loan, it is reported as long term debt of the Company. The shares sold by the Company to the Trust are reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) is reported as a reduction of shareholders' equity. At July 31, 1997 the fair market value of the 31,285 unearned ESOP shares was $102,000. The loan agreement requires quarterly payments of principal and interest which will be paid from the Company's contributions to the ESOP. As the principal amount of the borrowing is repaid, the liability and the guaranteed ESOP obligation are reduced. The Company recognizes compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which is based on total debt service requirements. Such expense amounted to $61,388 for 1997 and $84,102 for 1996.

         Minimum remaining principal payments required to be made during fiscal years ending July 31 are $84,400 in 1998, 84,400 in 1999, and $21,100 in 2000.

G.  Income Taxes

         Components of income tax expense for the years ended July 31, 1997 and 1996 include:

                                   Current           Deferred             Total
                                  --------           --------           --------
1997:
  Federal                         $ 84,000           $ 62,000           $146,000
  State                             22,000             16,000             38,000
                                  --------           --------           --------
                                  $106,000           $ 78,000           $184,000
                                  ========           ========           ========
1996:
  Federal                         $180,000           $  5,000           $185,000
  State                             43,000              2,000             45,000
                                  --------           --------           --------
                                  $223,000           $  7,000           $230,000
                                  ========           ========           ========

         Actual tax expense differs from the "expected" tax expense (computed by applying the applicable U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                         1997            1996
                                                         ----            ----
Computed "expected" tax expense                       $ 163,000       $ 200,000
Increase (reduction) in income taxes
  resulting from:
    State income taxes, net of Federal benefit           25,000          28,000
    Interest income on tax-exempt securities                --           (8,000)
Other items                                              (4,000)         10,000
                                                      ---------       ---------
                                                      $ 184,000       $ 230,000
                                                      =========       =========

          The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1997 include:

Deferred tax assets:
  Capital loss carryforward                        16,000
  Accrued expenses                                  6,000
                                                ---------
      Total gross deferred tax assets              22,000
      Less valuation allowance                     (8,000)
                                                ---------
      Net deferred tax asset                       14,000
                                                ---------

Deferred tax liabilities:
  Deferred commissions                             30,000
  Deferred expenses                                 1,000
  Accelerated depreciation                         81,000
                                                ---------
      Total gross deferred tax liabilities        112,000
                                                ---------

      Net deferred tax liability                $  98,000
                                                =========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance to reflect this uncertainty. There was no change in the valuation allowance during the year ended July 31, 1997.

H.  Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates and, since the fair values are estimated as of July 31, 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

         * Cash and Cash Equivalents - The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

         * Marketable Investment Securities - As described in Note B, marketable investment securities are carried at fair market value as determined by quoted market prices.

         * Member Fees and Notes Receivable - The carrying amount is assumed to be the fair value because of the short maturity of these instruments.

         * Accounts Payable and Accrued Expenses - The carrying amount approximates fair value because of the short maturity of these instruments.

I.  Business Segments and Major Customers

         The Company's operations are in one business segment - the development and marketing of vision care cost-containment programs. One customer accounted for 10.5% of revenues during fiscal year 1997. During fiscal 1996 no single customer represented 10% or more of revenues.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                              SCHEDULE OF EXHIBITS

                             FILED WITH 1997 10-KSB





              23          Consent of KPMG Peat Marwick LLP           Page 23

              28          Notice of Meeting and Proxy                Page 24
                              Statement