Form 10QSB
period 1997-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1997-12-12
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended October 31, 1997.

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
  ---

Registrant's common stock outstanding at December 11, 1997 was 2,564,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.



                                   FORM 10-QSB
                              For the Quarter Ended
                                October 31, 1997



                                TABLE OF CONTENTS



Part I.  Financial Information                                              Page
                                                                            ----

Item 1   Financial Statements (Unaudited)

         Balance Sheet as of October 31, 1997 .................................3

         Statement of Income for the quarters
           ended October 31, 1997 and 1996.....................................4

         Statement of Cash Flows for the quarters
           ended October 31, 1997 and 1996.....................................5

Notes to the Financial Statements..............................................6

Item 2.  Management's Discussion and Analysis..................................8


Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

SIGNATURES....................................................................11

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET
------------------------------------


ASSETS                                                           October 31,1997
--------------------------------------------------------------------------------

Current Assets:
      Cash and cash equivalents                                     $   326,931
      Marketable investment securities                                1,506,960
      Member fees receivable, net of allowance for
         doubtful accounts of $4,500                                    561,094
      Note receivable-officer, current                                   18,621
      Deferred expenses                                                 146,529
      Prepaid expenses and other current assets                         321,600
                                                                    -----------
           Total Current Assets                                       2,881,735

Property and Equipment:
      Office furniture and fixtures                                     307,038
      Office equipment                                                1,504,941
      Leasehold improvements                                            112,362
      Systems under development                                       1,608,139
                                                                    -----------
                                                                      3,532,480
      Less accumulated depreciation and amortization                 (1,296,627)
                                                                    -----------
           Net Property and Equipment                                 2,235,853

Other Assets:
      Marketable investment securities, long term                       890,233
      Note receivable-officer, long term                                 25,721
                                                                    -----------

           Total Assets                                             $ 6,033,542
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
      Accounts payable                                              $    37,347
      Current portion of capital lease obligation (Note 2)               20,195
      Current portion of bank loan (Note 3)                              84,400
      Income taxes payable                                             (101,827)
      Deferred revenue                                                  773,175
      Accrued expenses and other current liabilities                    136,441
      Deferred income taxes                                              98,000
                                                                    -----------
           Total Current Liabilities                                  1,047,731

Long-Term Liabilities:
      Capital lease obligation (Note 2)                                   5,133
      Bank loan (Note 3)                                                 84,400
                                                                    -----------
           Total Long-Term Liabilities                                   89,533

Shareholders' Equity:
      Common stock, no par value; Authorized
         8,000,000 shares; Issued, 3,032,838 shares                     681,546
      Additional paid-in capital                                      2,552,223
      Net unrealized gain on marketable investment securities             1,618
      Unearned ESOP shares (Note 3)                                    (160,766)
      Retained earnings                                               3,307,389
                                                                    -----------
                                                                      6,382,010
      Treasury stock, at cost, 468,102 shares                        (1,485,732)
                                                                    -----------
           Total Shareholders' Equity                                 4,896,278
                                                                    -----------

           Total Liabilities and Shareholders' Equity               $ 6,033,542
                                                                    ===========



                      See notes to the financial statements

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF INCOME
------------------------------------

                                                       Quarter ended October 31,
                                                         1997               1996
--------------------------------------------------------------------------------

Operating Revenues                               $ 2,003,608        $ 1,617,545

Operating Expenses:
  Sales and marketing costs                          732,967            517,037
  Direct membership costs                            503,415            471,679
  General and administration                         598,602            401,778
  ESOP Charges                                        14,398             17,314
  Depreciation                                       130,841             75,492
                                                 ------------------------------
    Total Operating Expenses                       1,980,223          1,483,300
                                                 ------------------------------

    Operating Income                                  23,385            134,245

Non-operating Income (Expense):
  Interest income                                     39,514             57,252
  Interest expense                                    (4,985)            (7,354)
                                                 ------------------------------
    Total Non-operating Income                        34,529             49,898

    Income Before Income Taxes                        57,914            184,143

Income Taxes                                          21,015             70,000
                                                 ------------------------------

  Net Income                                     $    36,899        $   114,143
                                                 ==============================

Net Income Per Share                             $      0.01        $      0.04
                                                 ==============================

Weighted Average Shares
  Outstanding                                      2,513,668          2,636,478
                                                 ==============================



                      See notes to the financial statements

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF CASH FLOWS
------------------------------------

                                                                                  Quarter ended October 31,
                                                                                        1997           1996
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
      Net income                                                                $    36,899    $   114,143
      Adjustments to reconcile net income to net cash
            provided by operating activities:
        Depreciation                                                                130,841         75,492
        Amortization                                                                                12,330
        ESOP shares committed to be released                                         14,397         17,314
      Change In Assets and Liabilities:
        Decrease in member fees receivable                                          564,633          8,586
        Decrease in deferred expenses                                                84,738         18,767
        Decrease (increase) in prepaid expenses and other current assets            (29,422)        36,599
        Decrease in accounts payable                                               (149,740)       (49,574)
        Increase in income taxes payable                                             21,014         70,000
        Decrease in deferred revenue                                               (612,578)      (344,980)
        Increase (decrease) in accrued expenses and other current liabilities       (55,754)        13,522
                                                                                --------------------------

           Net Cash Used In Operating Activities                                      5,028        (27,801)

Cash Flows from Investing Activities:
      Decrease in marketable investment securities                                   32,937         87,642
      Decrease in note receivable-officer                                            18,183         18,020
      Purchases of property and equipment                                          (277,399)      (189,819)
                                                                                --------------------------

           Net Cash (Used) Provided By Investing Activities                        (226,279)       (84,157)

Cash Flows from Financing Activities:
      Purchase of treasury stock                                                          0       (152,859)
      Proceeds from stock options exercised                                          26,250            468
      Repayments of bank loan                                                       (21,100)       (21,100)
      Repayments of capital lease obligation                                         (4,654)        (4,074)
                                                                                --------------------------
           Net Cash Used By Financing Activities                                        496       (177,565)

           Net (Decrease) Increase In Cash and Cash Equivalents                    (220,755)      (289,523)

      Cash and Cash Equivalents, Beginning of Period                                547,686      1,599,566
                                                                                --------------------------
      Cash and Cash Equivalents, End of Period                                  $   326,931    $ 1,310,043
                                                                                ==========================

Supplemental Disclosures of Non-Cash Activities:
      Unrealized gain (loss) on marketable investment securities                ($    3,305)   $     9,917
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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1997 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 29, 1997. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.


Note 2 - Obligation Under Capital Lease
---------------------------------------

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At October 31, 1997, office equipment included $82,052 and accumulated amortization included $64,583 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of October 31, 1997:

Fiscal year ending July 31,
----------------------------------------------------------


1998................................................16,800
1999................................................10,980
                                                   -------
Total minimum lease payments........................27,780
    Less amount representing interest................2,321
                                                   -------
Principal balance..................................$25,459
                                                   =======
----------------------------------------------------------

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1998 - $63,300; 1999 - $84,400; 2000 - $21,100.

Management's Discussion and Analysis
------------------------------------

Results of Operations
---------------------

Operating revenues for the quarter ended October 31, 1997 were $2,004,000 compared to $1,618,000 for the quarter ended October 31, 1996, an increase of 24%. Although membership in the Company's traditional vision plan, ECPA Non-Insured, increased from the prior year to 10.2 million members, related revenues increased 22% due to the addition of relatively higher-priced groups. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded, which increased enrollments by approximately 50% during the past year. Revenues from these plans increased 32% to $273,000 for the first quarter. Management expects all revenue categories to increase in the second quarter as a result of increasing market acceptance of the indemnity plans and the effect of increased enrollment of employees into all of the Company's vision care plans effective January 1, 1998.

Total operating expenses increased 34% to $1,980,000 reflecting the increased costs of business and network development as well as marketing and servicing the indemnity plans. Management expects total operating expenses to reflect a moderate increase over the prior year as the Company continues to upgrade its customer service and computer processing capabilities, and expand its provider network.

Sales and marketing costs of $733,000 for the quarter ended October 31, 1997 increased 42% over the same period in fiscal 1997. The increase was the result of the addition of marketing, account services, and sales support personnel and increased focus on quality assurance activities including an intensified provider credentialing program. The increasing focus on ECPA Insured and ECPA Self-Funded products will not require more sales support personnel to accommodate these sales efforts. This focus will result in moderate increased sales and marketing costs during fiscal 1998 that will serve to increase business and projected rate increases which will, in turn, benefit the Company's managed care margins.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, increased from $472,000 for the quarter ended October 31, 1996 to $503,000 for the quarter ended October 31, 1997. This 7% increase resulted from the addition of customer service, enrollment, and claims administration personnel, and higher claims administration costs, both tied to increased insured and self-funded membership. Management expects direct membership costs to rise as the anticipated membership growth continues, especially in the indemnity programs.

General and administration costs, amounting to $599,000 for the three months ended October 31, 1997, show an increase compared to the same period in 1996. The increase was the result of expanded employment support services and expenses related to the Company's overall increased employment levels.

Depreciation was $131,000 for the quarter ended October 31, 1997 compared to $75,000 for the corresponding three months of 1996. Depreciation increased due to purchases of computer systems and mail processing and telephone equipment to accommodate personnel additions and increased member communication requirements.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $40,000 for the three months ended October 31, 1997 compared to $57,000 in 1996 reflecting the Company's use of cash to promote further infrastructure development. For the quarter ended October 31, 1997, average invested cash and marketable investment securities (current and long term) decreased compared to the same period in 1996. This decrease was a direct result of the Company's internal investment. Disregarding rate fluctuations, interest income should show a modest increase in fiscal 1998 as management continues to seek improved investment opportunities.

Interest expense increased compared to the first quarter of fiscal 1997 as a result of interest on borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company.

Liquidity and Capital Resources
-------------------------------

Working capital was $4,896,000 and the current ratio was 2.8 to 1 at October 31, 1997 while cash and cash equivalents comprised $1,834,000. The Company's principal source of funds during the first quarter was from operations. Maturing long-term investments were also reinvested in securities classified as cash equivalents.

Major uses of funds during the quarter included investing activities related to increased marketable security investments and purchases of property and equipment. The Company did not repurchase any treasury stock during the quarter, though the Board of Directors has authorized up to $1 million for such acquisitions as market conditions present attractive opportunity.

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

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Incorporated by reference to the Notice of Meeting and Proxy Statement for Annual Meeting of Shareholders filed October 29, 1997 with Form 10-KSB for the year ended July 31, 1997.

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


First American Health Concepts, Inc.
------------------------------------
         (Registrant)



By:      /s/ John A. Raycraft
         --------------------
         John A. Raycraft
         President and Chief Executive Officer



By:      /s/ Richard A. Kiser
         --------------------
         Richard A. Kiser
         Vice President of Finance and Chief Financial Officer



Date:    December 11, 1997
                                                                         Page 11