Form 10QSB
period 1998-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1998-03-10
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended January 31, 1998.

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A .
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
   ---

Registrant's common stock outstanding at February 28, 1998 was 2,564,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.


                                   FORM 10-QSB
                              For the Quarter Ended
                                January 31, 1998



                                TABLE OF CONTENTS



Part I. Financial Information                                               Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of January 31, 1998.................................3

         Statement of Income for the quarter and six months
         ended January 31, 1998 and 1997......................................4

         Statement of Cash Flows for the six months
         ended January 31, 1998 and 1997......................................5

         Notes to the Financial Statements....................................6


Item 2.  Management's Discussion and Analysis.................................8


Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

SIGNATURES...................................................................12

---------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET
---------------------------------------------



ASSETS                                                          January 31, 1998
--------------------------------------------------------------------------------

Current Assets:
    Cash and cash equivalents                                       $   300,824
    Marketable investment securities                                  1,208,355
    Member fees receivable, net of allowance for
       doubtful accounts of $9000                                     2,307,798
    Note receivable-officer, current                                     18,621
    Deferred expenses                                                   388,365
    Income taxes receivable                                               8,988
    Prepaid expenses and other current assets                           420,724
                                                                    -----------
          Total Current Assets                                        4,653,675

Property and Equipment:
    Office furniture and fixtures                                       310,099
    Office equipment                                                  1,535,734
    Leasehold improvements                                              133,587
    Systems under development                                         1,868,964
                                                                    -----------
                                                                      3,848,384
    Less accumulated depreciation and amortization                   (1,495,140)
                                                                    -----------
          Net Property and Equipment                                  2,353,244

    Marketable investment securities, long term                         896,833
    Note receivable-officer, long term                                   26,160
                                                                    -----------

         Total Assets                                               $ 7,929,912
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
    Accounts payable                                                $   363,076
    Capital lease obligation (Note 2)                                    19,811
    Current portion of bank loan (Note 3)                                84,400
    Deferred revenue                                                  2,072,893
    Accrued expenses and other current liabilities                      159,253
    Deferred income taxes                                                98,000
                                                                    -----------
         Total Current Liabilities                                    2,797,433

Long Term Liabilities:
    Bank loan (Note 3)                                                   63,300
                                                                    -----------
         Total Long-Term Liabilities                                     63,300

Shareholders' Equity:
    Common stock, no par value, Authorized
       8,000,000 shares; Issued, 3,032,838 shares                       681,546
    Additional paid-in capital                                        2,552,223
    Net unrealized gain on marketable investment securities               8,105
    Unearned ESOP shares (Note 3)                                      (145,826)
    Retained earnings                                                 3,458,863
                                                                    -----------
                                                                      6,554,911
    Treasury stock, at cost, 468,102 shares                          (1,485,732)
                                                                    -----------
         Total Shareholders' Equity                                   5,069,179
                                                                    -----------

         Total Liabilities and Shareholders' Equity                 $ 7,929,912
                                                                    ===========

                      See notes to the financial statements               Page 3

---------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF INCOME
---------------------------------------------


                                             Quarter ended January 31,    Six months ended January 31,
                                                   1998           1997             1998           1997
----------------------------------------------------------------------     ----------------------------

Operating Revenues:                         $ 1,979,397    $ 1,710,882      $ 3,983,005    $ 3,328,427

Operating Expenses:
   Sales and marketing costs                    669,287        550,193        1,402,254      1,067,232
   Direct membership costs                      391,839        519,604          895,254        991,283
   General and administration                   571,425        483,250        1,172,640        885,028
   Depreciation                                 124,531         75,659          255,372        151,150
   ESOP charges                                  14,940         15,704           29,338         33,018
                                            --------------------------      --------------------------
       Total Operating Expenses               1,772,022      1,644,410        3,754,858      3,127,711
                                            --------------------------      --------------------------

       Operating Income                         207,375         66,472          228,147        200,716

Non-operating Income (Expense):
   Interest income                               41,318         47,914           80,832        105,167
   Interest expense                              (4,380)        (6,769)          (9,365)       (14,123)
                                            --------------------------      --------------------------
       Total Non-operating Income                36,938         41,145           71,467         91,044
                                            --------------------------      --------------------------

       Income Before Income Taxes               244,313        107,617          299,614        291,760

Income Taxes                                     92,839         39,000          113,854        109,000
                                            --------------------------      --------------------------

                              Net Income    $   151,474    $    68,617      $   185,760    $   182,760
                                            ==========================      ==========================

Net Income Per Share:                       $      0.06    $      0.03      $      0.07    $      0.07
                                            ==========================      ==========================

Weighted Average Shares
   Outstanding:                               2,533,451      2,571,077        2,523,560      2,673,646
                                            ==========================      ==========================

                      See notes to the financial statements               Page 4

---------------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENT OF CASH FLOWS
---------------------------------------------

                                                                          Six months ended January 31,
                                                                                 1998             1997
------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net Income                                                             $   185,760      $   182,760
   Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation                                                          255,372          151,150
        Amortization                                                             --             24,660
        Income tax benefit arising from stock option plan                        --               --
   ESOP shares committed to be released                                        29,338           33,018
Change in Assets and Liabilities:
   Increase in member fees receivable                                      (1,182,073)      (1,398,378)
   Increase in deferred expenses                                             (157,098)         (43,009)
   Increase in prepaid expenses and other current assets                     (128,546)        (203,236)
   Increase (decrease) in accounts payable                                    178,602           (9,534)
   Increase in income taxes payable                                           113,854            8,800
   Increase in deferred revenue                                               687,140          835,755
   Decrease in accrued expenses and other current liabilities                 (32,943)            (548)
                                                                          ----------------------------

     Net Cash Used in Operating Activities                                    (50,594)        (418,562)

Cash Flows from Investing Activities:
   Decrease in marketable investment securities                               331,428          178,493
   Decrease in note receivable from officer                                    17,745           17,419
   Purchases of property and equipment                                       (519,321)        (569,083)
                                                                          ----------------------------

     Net Cash Used In Investing Activities                                   (170,148)        (373,171)

Cash Flows from Financing Activities:
   Purchase of treasury stock                                                    --           (320,540)
   Proceeds from stock options exercised                                       26,250           13,593
   Repayments of bank loan                                                    (42,200)         (42,200)
   Repayments of capital lease obligation                                     (10,170)          (8,286)
                                                                          ----------------------------

     Net Cash Used In Financing Activities                                    (26,120)        (357,433)
                                                                          ----------------------------

     Net Decrease In Cash and Cash Equivalents                               (246,862)      (1,149,166)

   Cash and Cash Equivalents, Beginning of Period                             547,686        1,599,566
                                                                          ----------------------------
   Cash and Cash Equivalents, End of Period                               $   300,824      $   450,400
                                                                          ============================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during six-month period for income taxes                     $         0      $   100,200
                                                                          ============================

Supplemental Disclosure of Non-Cash Activities:
   Unrealized gain (loss) on marketable investment securities             $     3,181      $     4,974
                                                                          ============================

                      See notes to the financial statements               Page 5

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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1997 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 29, 1997. Operating results for the three and six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.


Note 2 - Obligation Under Capital Lease
---------------------------------------

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At January 31, 1998, office equipment included $82,052 and accumulated amortization included $68,363 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of January 31, 1998:

Fiscal year ending July 31,
-------------------------------------------------------

1998.............................................11,200
1999.............................................10,980
                                                -------
Total minimum lease payments.....................22,180
       Less amount representing interest..........1,520
                                                -------
Principal balance...............................$20,660
                                                =======

-------------------------------------------------------

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1998 - $42,200; 1999 - $84,400; and 2000 -
$21,100.

Management's Discussion and Analysis
------------------------------------

Results of Operations
---------------------

Operating revenues for the quarter ended January 31, 1998 were $1,979,000 compared to $1,711,000 for the quarter ended January 31, 1997, an increase of 16%. Revenue's from the Company's traditional vision plan, ECPA Access Program, increased approximately 11% from the prior year to $1,255,000. For the six months ended January 31, 1998 ECPA Access revenues increased 17% from $2,260,000 to $2,634,000 as a result of average revenue rate improvements. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded. Revenues from these plans increased 40% for the second quarter to $474,000 and 36% for the six months ended January 31, 1998 to $930,000. Management expects revenues to remain strong in the third and fourth quarters as a result of continued strength in all of the Company's vision care plans effective January 1, 1998 and continued market acceptance of the Access and indemnity plans. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues compared to other quarters.

Total operating expenses increased 8% for the second quarter to $1,772,000 and 20% to $3,755,000 for the six months ended January 31, 1998 reflecting the increased costs of business and network development as well as marketing and servicing ECPA's indemnity plans. Management expects that total operating expenses will reflect slight decreases over the prior year due to the effect of upgraded customer service and computer processing capabilities.

Sales and marketing costs for the quarter and six months ended January 31, 1998 of $669,000 and $1,402,000 increased 22% and 31%, respectively, over the same periods in fiscal 1997. The increase was the result of the addition of marketing, account services, and sales support personnel and increased focus on quality assurance activities including intensified provider credentialing programs. The increased emphasis on ECPA-Insured and ECPA Self-funded products has required more sales support personnel to accommodate these marketing and sales efforts and thus, resulted in an elevation of Sales and Marketing costs.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, decreased from $520,000 for the quarter ended January 31, 1997 to $392,000 for the quarter ended January 31, 1998 and from $991,000 to $895,000 for the respective six-month periods then ended. The decreases resulted from successful efforts in streamlining internal processes and the implementation of more efficient card production and telephone policies. Management does expect direct membership costs to rise as the anticipated membership growth continues, especially with respect to the indemnity programs.

General and administration costs totaling $571,000 for the three months and $1,173,000 for the six months ended January 31, 1998 increased 18% and 33%, respectively, compared to the same periods in 1997. The increases were the result of expanded employment support services and professional fees related to the Company's overall increased employment levels as well as the Company's administrative investment in future revenue producing programs.

Depreciation was $125,000 for the three months and $255,000 for the six months ended January 31, 1998 compared to $76,000 and $151,000 for the corresponding three- and six-month periods of 1997 reflecting the beginning of depreciation on a client server computer system as well as purchases of office furniture and fixtures to handle the Company's personnel.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $41,000 for the three months and $81,000 for the six months ended January 31, 1998 compared to $48,000 and $105,000 for the corresponding three- and six-month periods in 1997, reflecting a lower rate of operating cash flow investment. For the quarter ended January 31, 1998 invested cash and marketable investment securities (current and long-term) decreased compared to the same period in 1997 due to financial resources allocated to fund investment in offices and equipment. Investment yields remained consistent with those of Fiscal 1997 as investments in municipal bonds matured and proceeds were reinvested in higher-yielding securities. Invested funds are expected to remain stable as cash provided by operations is utilized to fund planned computer systems and other equipment upgrades needed to service existing customers and new business.

Interest expense decreased compared to the three and six months ended January 31, 1997 as a result of repayments of borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company.

Liquidity and Capital Resources
-------------------------------

Working capital was $5,069,000 and the current ratio was 1.7 to 1 at January 31, 1998 while cash and cash equivalents comprised $301,000. The Company's principal sources of funds during the quarter and six months were from operations and maturing long-term investments.

Major uses of funds during the six months ended January 31, 1998 included operational activities and investment of funds to support future programs designed to generate revenue. The Board of Directors has authorized up to $1 million for Treasury Stock acquisitions as market conditions present attractive opportunity.

Year 2000
---------

Many currently installed computer systems and software products are coded to accept only tow digit entries in the date code field. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize software and computer systems which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services such as those offered by the Company, which could have an adverse effect on the Company's business, operating results and financial conditions.

Given the information available at this time, management currently believes that its software and systems are Year 2000 compliant and this issue should not have a material adverse effect on the Company's liquidity or its results of operations, and that those costs should not cause reported financial information not to be indicative of future operating results or future financial condition.

Provider Network
----------------

The Company enhanced its vision care provider network with the addition of LensCrafters, a unit of Luxottica Group S.P.A. (Lux). LensCrafters, the world's largest super optical chain with more than 700 optical centers throughout the United States, will provide easy access to eyewear for the Company's members. LensCrafters joins the Company's national network of more than 7,500 independent practices and retail optical locations. While 60% of the Company's network is comprised of independent optometrists, ophthalmologists and opticians, the network now includes LensCrafters as well as U.S. Vision, Cohen Fashion Optical, D.O.C. Optical, Eye Drx, EyeMasters, VisionWorks, S.H. Laufer Vision World, H. Ruben Vision Centers, General Vision Centers and National Vision Associates.

The Company has also offered a buying discount program to all of its providers through an alliance with Vision West, Inc. This alliance allows the Company's providers excellent buying discounts for their professional needs.

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         (a) The Company held its annual meeting of shareholders on December 8, 1997.

         (b) Directors elected at the annual meeting were John R. Behrmann, Robert J. Delsol, John W. Heidt, James J. Meenaghan, Thomas B. Morgan, John A. Raycraft and Robert M. Topol.

         (c)      Other  matters   voted  upon  at  the  meeting   included  the
                  following:

                  1. Elected directors John R. Behrmann,  Robert J. Delsol, John
                  W. Heidt, James J. Meenaghan, Thomas B. Morgan and Robert M. Topol in Item 4(b) received the following vote tabulation (2,418,027 for; 8,775 withhold authority).

                  2. Elected director John A. Raycraft in item 4(b) received the following vote tabulation (2,418,427 for; 8,375 withhold authority).

                  3. Ratification of the Board of Directors' recommendation that KPMG Peat Marwick LLP be appointed the Company's independent public accountants for fiscal year 1998 (2,412,777 votes for; 5,375 votes against; 10,150 abstained).

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



First American Health Concepts, Inc.
------------------------------------
         (Registrant)



By:      John A. Raycraft
         ----------------
         John A. Raycraft
         President and Chief Executive Officer



By:      Richard A. Kiser
         ----------------
         Richard A. Kiser
         Vice President of Finance and Chief Financial Officer



Date:    March 10, 1998