Form 10QSB
period 1998-04-30
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1998-06-02
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended April 30, 1998.

[   ]    Transition  Report  under  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934. For the transition period from  N/A  to  N/A .
                                                              -----    -----

Commission File Number:  0-15207

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                AND SUBSIDIARIES
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

Registrant's common stock outstanding at June 2, 1998 was 2,564,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                AND SUBSIDIARIES


                                   FORM 10-QSB
                              For the Quarter Ended
                                 April 30, 1998



                                TABLE OF CONTENTS



Part I.  Financial Information                                              Page
                                                                            ----

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of April 30, 1998.....................3

          Consolidated Statement of Income for the quarter and nine months ended April 30, 1998 and 1997.......................................4

          Consolidated Statement of Cash Flows for the nine months
          ended April 30, 1998 and 1997.......................................5

          Notes to the Financial Statements...................................6


Item 2.   Management's Discussion and Analysis................................8


Part II  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders................10

Item 6.   Exhibits and Reports on Form 8-K...................................10

SIGNATURES...................................................................11

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
CONSOLIDATED BALANCE SHEET
------------------------------------



ASSETS                                                           April 30, 1998
--------------------------------------------------------------------------------

Current Assets:
    Cash and cash equivalents                                       $ 1,584,150
    Marketable investment securities                                    861,549
    Member fees receivable, net of allowance for
       doubtful accounts of $37,870                                   1,175,420
    Note receivable-officer, current                                     18,621
    Deferred expenses                                                   342,463
    Prepaid expenses and other current assets                           799,742
                                                                    -----------
          Total Current Assets                                        4,781,945

Property and Equipment:
    Office furniture and fixtures                                       314,093
    Office equipment                                                  1,636,201
    Leasehold improvements                                              192,702
    Systems under development                                         2,143,441
                                                                    -----------
                                                                      4,286,437
    Less accumulated depreciation and amortization                   (1,625,252)
                                                                    -----------
          Net Property and Equipment                                  2,661,185

    Marketable investment securities, long term                         418,010
    Note receivable-officer, long term                                   26,599
                                                                    -----------

         Total Assets                                               $ 7,887,738
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
    Accounts payable                                                $   461,488
    Current portion of capital lease obligation (Note 2)                 14,761
    Current portion of bank loan (Note 3)                                84,400
    Deferred revenue                                                  1,766,822
    Accrued expenses and other current liabilities                      216,523
    Deferred income taxes                                                98,000
                                                                    -----------
         Total Current Liabilities                                    2,641,993

Long Term Liabilities:
    Bank loan (Note 3)                                                   42,200
                                                                    -----------
         Total Long-Term Liabilities                                     42,200

Shareholders' Equity:
    Common stock, no par value, Authorized
      8,000,000 shares; Issued, 3,007,838 shares                        681,546
    Additional paid-in capital                                        2,552,223
    Net unrealized loss on marketable investment securities               1,128
    Unearned ESOP shares (Note 3)                                      (131,174)
    Retained earnings                                                 3,585,554
                                                                    -----------
                                                                      6,689,277
    Treasury stock, at cost, 468,102 shares                          (1,485,732)
                                                                    -----------
         Total Shareholders' Equity                                   5,203,545
                                                                    -----------

         Total Liabilities and Shareholders' Equity                 $ 7,887,738
                                                                    ===========

                     See notes to the financial statements

------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------

                                                Quarter ended April 30,     Nine months ended April 30,
                                                   1998            1997            1998            1997
-----------------------------------------------------------------------    ----------------------------

Operating Revenues:                        $  1,999,009    $  1,806,907    $  5,982,015    $  5,135,334

Operating Expenses:
   Sales and marketing costs                    513,396         626,843       1,915,650       1,694,074
   Direct membership costs                      560,455         600,308       1,455,709       1,591,591
   General and administration                   605,173         486,518       1,777,813       1,371,546
   Depreciation                                 130,112          76,526         385,484         227,677
   ESOP charges                                  14,652          15,843          43,990          48,861
                                           ----------------------------    ----------------------------
       Total Operating Expenses               1,823,788       1,806,038       5,578,646       4,933,749
                                           ----------------------------    ----------------------------

       Operating Income                         175,221             869         403,369         201,585

Non-Operating Income (Expense):
   Interest income                               35,490          44,347         116,322         149,514
   Interest expense                              (3,770)         (6,178)        (13,135)        (20,301)
                                           ----------------------------    ----------------------------
       Total Non-Operating Income                31,720          38,169         103,187         129,213
                                           ----------------------------    ----------------------------

       Income Before Income Taxes               206,941          39,038         506,556         330,798

Income Taxes                                     80,252          16,000         194,106         125,000
                                           ----------------------------    ----------------------------

                              Net Income   $    126,689    $     23,038    $    312,450    $    205,798
                                           ============================    ============================

Net Income Per Share:                      $       0.05    $       0.01    $       0.12    $       0.08
                                           ============================    ============================

Weighted Average Shares
   Outstanding:                               2,564,736       2,557,391       2,564,736       2,588,959
                                           ============================    ============================

                     See notes to the financial statements

-------------------------------------
FIRST AMERICAN HEALTH CONCEPTS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                            Nine months ended April 30,
                                                                                   1998            1997
-------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net Income                                                              $    312,453    $    205,798
   Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation                                                            385,484         227,677
        Amortization                                                               --            36,990
        Income tax benefit arising from stock option plan                          --              --
   ESOP shares committed to be released                                          43,989          48,861
Change in Assets and Liabilities:
   Increase in member fees receivable                                          (231,059)       (642,277)
   Increase in deferred expenses                                               (111,196)        (72,250)
   Increase in prepaid expenses and other current assets                       (326,201)       (217,786)
   Increase in accounts payable                                                 277,013          29,430
   Increase (decrease) in income taxes payable                                  191,504          (2,262)
   Increase in deferred revenue                                                 381,069         512,726
   Increase (decrease) in accrued expenses and other current liabilities        (44,335)            885
                                                                           ----------------------------

     Net Cash Provided by Operating Activities                                  878,721         127,792

Cash Flows from Investing Activities:
   Decrease in marketable investment securities                               1,150,081         171,133
   Decrease in note receivable from officer                                      17,306          16,820
   Purchases of property and equipment                                         (961,264)       (832,472)
                                                                           ----------------------------

     Net Cash (Used In) Provided By Investing Activities                        206,123        (644,519)

Cash Flows from Financing Activities:
   Purchase of treasury stock                                                     3,889        (344,290)
   Proceeds from stock options exercised                                         26,250          17,802
   Repayments of bank loan                                                      (63,300)        (42,200)
   Repayments of capital lease obligation                                       (15,219)        (12,639)
                                                                           ----------------------------

     Net Cash Used In Financing Activities                                      (48,380)       (381,327)
                                                                           ----------------------------

     Net (Decrease) Increase In Cash and Cash Equivalents                     1,036,464        (898,054)

   Cash and Cash Equivalents, Beginning of Period                               547,686       1,599,566
                                                                           ----------------------------
   Cash and Cash Equivalents, End of Period                                $  1,584,150    $    701,512
                                                                           ============================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during nine-month period for income taxes                     $          0    $    127,262
                                                                           ============================

Supplemental Disclosure of Non-Cash Activities:
   Unrealized gain (loss) on marketable investment securities              ($     3,795)   ($     4,502)
                                                                           ============================

                     See notes to the financial statements

                      FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General
----------------

These financial statements have been prepared by First American Health Concepts, Inc. (the ACompany@) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and statement of cash flows for the periods presented.

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1997 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 29, 1997. Operating results for the three and nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.


Note 2 - Obligation Under Capital Lease
---------------------------------------

The Company leases telephone equipment under the terms of a capital lease. The lease terms provide for sixty (60) monthly installments of $1,867 including principal and interest, through January, 1999. At April 30, 1998, office equipment included $82,052 and accumulated amortization included $72,143 related to the asset covered by this lease. Following is a schedule by year of future minimum lease payments as of April 30, 1998:

Fiscal year ending July 31,
----------------------------------------------------------

1998.................................................5,600
1999................................................10,980
                                                   -------
Total minimum lease payments........................16,580
       Less amount representing interest...............882
                                                   -------
Principal balance..................................$17,462
                                                   =======
----------------------------------------------------------

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1998 - $21,100; 1999 - $84,400; and 2000 -
$21,100.

Management's Discussion and Analysis
------------------------------------

Results of Operations
---------------------

Operating revenues for the quarter ended April 30, 1998 were $1,999,000 compared to $1,806,000 for the quarter ended April 30, 1997, an increase of 11%. Revenue's from the Company's traditional vision plan, ECPA Access Program, decreased approximately 6% from the prior year to $1,127,000 due to the loss of one customer which previously accounted for 10% of ECPA revenue. For the nine months ended April 30, 1998 ECPA Access revenues increased 9% from $3,459,000 to $3,760,000 as a result of average revenue rate improvements. Increased revenues were also generated by the Company's indemnity plans, ECPA Insured and ECPA Self-funded. Revenues from these plans increased 19% for the third quarter to $551,000 and 29% for the nine months ended April 30, 1998 to $1,481,000. Management expects revenues to remain strong in the fourth quarter as a result of continued strength in all of the Company's vision care plans.

Total operating expenses increased 1% for the third quarter to $1,824,000 and 13% to $5,579,000 for the nine months ended April 30, 1998 reflecting a minimal increase in costs of business and network development as well as marketing and servicing ECPA's indemnity plans. Management expects that total operating expenses over the final quarter of FY1998 will reflect slight decreases over the prior year due to the effect of upgraded customer service and computer processing capabilities.

Sales and marketing costs for the quarter and nine months ended April 30, 1998 of $513,000 and $1,916,000 decreased 18% and increased 13%, respectively, over the same periods in fiscal 1997. The third quarter decrease in Marketing expenses comes as a result of the Company's emphasis on the Broker Advantage Program. The year-to-date increase is the result of the addition of account services support personnel and increased focus on quality assurance activities including intensified provider credentialing programs.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions, decreased from $600,000 for the quarter ended April 30, 1997 to $560,000 for the quarter ended April 30, 1998 and from $1,592,000 to $1,456,000 for the respective nine-month periods then ended. The decreases resulted from successful efforts in streamlining internal processes and the implementation of more efficient card production and telephone policies. Management does expect direct membership costs to rise as the anticipated membership growth continues, especially with respect to the indemnity programs.

General and administration costs totaling $605,000 for the three months and $1,778,000 for the nine months ended April 30, 1998 increased 24% and 30%, respectively, compared to the same periods in 1997. The increases were the result of expanded employment support services and professional fees related to the Company's overall increased employment levels as well as the Company's administrative investment in future revenue producing programs.

Depreciation was $130,000 for the three months and $385,000 for the nine months ended April 30, 1998 compared to $77,000 and $228,000 for the corresponding three- and nine-month periods of 1997 reflecting the beginning of depreciation on a client server computer system as well as purchases of office furniture and fixtures to handle the Company's personnel.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income for the three months was $35,000 and $116,000 for the nine months ended April 30, 1998 compared to $44,000 and $150,000 for the corresponding three- and nine-month periods in 1997, reflecting a lower rate of operating cash flow investment. For the quarter ended April 30, 1998 invested cash and marketable investment securities (current and long-term) decreased compared to the same period in 1997 due to financial resources allocated to fund investment in newly formed subsidiaries, offices and equipment. Investment yields remained consistent with those of Fiscal 1997 as investments in municipal bonds matured and proceeds were reinvested in higher-yielding securities. Invested funds are expected to remain stable as cash provided by operations is utilized to fund planned computer systems and other equipment upgrades needed to service existing customers and new business.

Interest expense decreased compared to the three and nine months ended April 30, 1997 as a result of repayments of borrowings by the ESOP trust which are guaranteed and therefore recorded by the Company.

Liquidity and Capital Resources
-------------------------------

Working capital was $5,204,000 and the current ratio was 1.8 to 1 at April 30, 1998 while cash and cash equivalents comprised $1,584,000. The Company's principal sources of funds during the quarter and nine months were from operations and maturing long-term investments.

Major uses of funds during the nine months ended April 30, 1998 included operational activities and investment of funds to support future programs designed to generate revenue. The Board of Directors has authorized up to $1 million for Treasury Stock acquisitions as market conditions present attractive opportunity.

Year 2000 Many currently installed computer systems and software products are coded to accept only tow digit entries in the date code field. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize software and computer systems which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services such as those offered by the Company, which could have an adverse effect on the Company's business, operating results and financial conditions.

Given the information available at this time, management currently believes that this issue should not have a material adverse effect on the Company's liquidity or its results of operations, and that those costs should not cause reported financial information not to be indicative of future operating results or future financial condition.

PART II.                   OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------

                           No matters submitted to a vote of security holders.


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



First American Health Concepts, Inc.
------------------------------------
           (Registrant)



By:        John A. Raycraft
           ----------------
           John A. Raycraft
           President and Chief Executive Officer




By:        Richard A. Kiser
           ----------------
           Richard A. Kiser
           Vice President of Finance and Chief Financial Officer





Date:    June 2, 1998
                                                                         Page 11