Form 10KSB40
period 1998-07-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1998-10-28
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year August 1, 1997 to July 31, 1998.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the fiscal year ended July 31, 1998 was $7,809,122.

Registrant's Common Stock outstanding at October 22, 1998 was 2,604,736 shares after deducting 468,102 shares of treasury stock. At such date, the aggregate market value of Registrant's Common stock held by non-affiliates, based upon the closing price at which such stock was sold on NASDAQ on such date was approximately $5,336,476.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 11, 1998 are incorporated in Part III as set forth herein.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.   Description of Business                                            3
Item 2.   Desciption of Property                                             6
Item 3.   Legal Proceedings                                                  6
Item 4.   Submission of Matters to a Vote of Security Holders                6

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           7
Item 6.   Management's Discussion and Analysis                               7
Item 7.   Financial Statements                                              11
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              11

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act                12
Item 10.  Executive Compensation                                            13
Item 11.  Security Ownership of Certain Beneficial Owners and Management    13
Item 12.  Certain Relationships and Related Transactions                    13
Item 13.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  14

PART I
FIRST AMERICAN HEALTH CONCEPTS, INC.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         First American Health Concepts, Inc. ("FAHC" or the "Company") was incorporated in Arizona in 1981 and first offered common stock publicly in October 1985. FAHC markets and administers vision care programs under the registered trade names of Eye Care Plan of America(R) and ECPA(R).

         In  seventeen  (17)  years,  ECPA has grown  steadily,  developing  and marketing directed and managed vision care programs for businesses and organizations nationwide. Initially, ECPA's growth came from the development of a direct access preferred pricing program (ECPA Access) that today is the nation's largest membership-based vision care savings program. This program is delivered through a national preferred provider (PPO) network of independent and retail optometrists, opticians and ophthalmologists. Through this same national network, ECPA has offered insured and self-funded managed vision care products (ECPA Select) since 1993.

         The expansion from directed vision savings programs to full-benefit managed vision care required a multi-year investment in infrastructure to support the delivery of comprehensive benefits and claims administration. With this infrastructure in place, ECPA now provides paperless vision care with automated, 24-hour access to benefits and provider information. This past year, First American Health Concepts, Inc. created a captive reinsurance company, First American Reinsurance Company, (FARC), that will provide greater flexibility and profit potential for ECPA's product offerings.

ECPA'S COMPETITIVE ADVANTAGE

         ECPA delivers a better value in vision care through a "right-sized," accessible provider network that offers a diverse choice of independent and retail providers as well as an unlimited selection of eyewear materials. ECPA directs members to a select group of providers in every market, and, with the prospect of increased patient volume, providers agree to a uniform preferred pricing schedule that is significantly below retail prices. Three in five Americans prefer an independent vision care provider. ECPA's network of all three Os - optometrists, ophthalmologists and opticians is comprised of 61% independent providers and 39% providers in retail chains.

         ECPA's competitive advantage - diverse choice and real value with easy access to benefits through paperless, automated administration - positions ECPA as a leader in a growing market for group vision care benefits.

ECPA PRODUCTS

*  ECPA ACCESS

                  ECPA Access is a direct access vision care savings program. Members are provided a membership card and a list of the 10 closest providers. In addition, they also may locate a nearby ECPA provider by calling the toll-free provider locator number on the card. Members access providers directly and receive significant savings whenever they or their dependents present their card, regardless of the amount or frequency of purchases.

*  ECPA SELECT

                  ECPA Select includes full-benefit insured and self-funded group vision care. Members receive an ECPA membership card, materials and a schedule of benefits, including out-of-network benefits, that varies by the plan design selected. Members call ECPA's toll-free provider locator line to locate a nearby ECPA provider, and they are also able to call this same toll-free line at any time to check on their benefits. Members schedule and access ECPA providers directly. Members pay only a copayment, if applicable, for scheduled vision care benefits. After these scheduled benefits are exhausted, members still have access to ECPA preferred pricing for direct purchases any time they present their card to any ECPA Provider.

                  Insured benefits are underwritten by Security Life Insurance Company of America (founded in 1956, Minnetonka, Minnesota) and The MEGA Life and Health Insurance Company (founded in 1982, Oklahoma City, Oklahoma).

A CHANGING MARKET AND GROWING DEMAND

         ECPA is able to deliver attractive, flexible and profitable vision care to businesses large and small at a time when more and more Americans need vision care and more companies are adding vision care benefits. Sixty (60) percent of the American population, approximately 160.8 million people, require a vision correction, according to an optical industry report published by the Jobson Optical Group in 1998. An aging population means that the percent of Americans who require a vision correction, for many years a constant proportion of the U.S. population, is increasing and will continue to increase.

         Vision care is becoming more of a mainstream employee benefit. Today more than 50 percent of large employers (500 + employees) offer a vision benefit to their employees. While continued growth is expected in the large market segment, the strongest growth is expected among smaller companies, the largest and fastest growing segment of the economy. For smaller companies to effectively compete for talent, they must strive to match the kinds of benefits offered by larger employers, including ancillary benefits such as vision care.

         One of the least expensive employee benefits, vision care was among the most highly valued by employees in a recent national survey. Many employees are more likely to visit their vision care provider than their primary care physician. And, because a low-cost, routine eye exam can detect more than 50 serious medical conditions such as diabetes, many employers are beginning to see vision care not only as a potential boost to productivity, but also as a cost-saving wellness benefit.

         Healthy vision is everyone's business.

MEETING MARKET DEMAND

         ECPA recognizes significant growth potential for vision care among smaller businesses and has prepared to meet this market challenge. Marketing and delivering vision care to small businesses presents two primary challenges. First, a greater number of unit sales are essential to increasing total membership growth, and as importantly, growth in total membership and unit sales means a greater number of groups to be set up and administered. While one solution might be to add staff to handle the increased number of sales and administrative transactions, this approach would not meet ECPA's commitment to continual improvement in performance and productivity.

         ECPA will manage an increase in sales transactions by utilizing a broker distribution strategy for ECPA Select sales and outbound telemarketing for ECPA Access sales. Smaller businesses often rely on brokers and agents who know their needs best and can find the right package of benefits for them. ECPA has installed the appropriate sales incentives and has established communications and sales support for successful product distribution. In addition, ECPA has established an outbound telemarketing function to sell ECPA Access to groups with fewer than 1,000 employees.

         An increase in sales transactions also has required fundamental change in ECPA operations. With an increase in the number of groups to be set up and administered, ECPA has focused on work process flow analysis in order to streamline and standardize operational processes and procedures.

EFFECTIVE AND EFFICIENT MANAGED VISION CARE INFORMATION

         EPCA is  able  to  manage  an  increase  in  sales  and  administration transactions because of an efficient infrastructure. A key part of this infrastructure is ECPA's managed vision care information system, developed and installed over the past few years. ECPA was the first company nationally with a vision care application of the Health Systems Design (HSD) Integrated Managed Care System. This new system, one of the most comprehensive managed care information systems available, allows ECPA to provide paperless vision care benefits administration and manage a significant increase in the number of administrative transactions for group installation without a significant increase in staffing or other operational costs.

         In addition, ECPA's HSD system continues to produce significant improvements in productivity. This past year, the first full year in which the HSD system has managed the claims processing function for ECPA, the average turnaround time for adjudicated claims was reduced by more than half. While this system allows ECPA to provide automated, paperless vision care benefits, it also provides the capacity for tracking and manipulating benefits data and providing enhanced decision support.

ECPA'S PREFERRED PROVIDER NETWORK

         Today, ECPA's Preferred Provider Network includes more than 14,000 providers in more than 7,000 locations throughout the United States and Puerto Rico.

         In response to the preferences of current and potential ECPA members, ECPA made two significant changes to its Provider Network and Provider Fee Schedule this past year. First, ECPA brought one of the most popular retail vision chains, LensCrafters, into the ECPA Provider Network. Although most Americans still prefer an independent vision care provider, LensCrafters adds another attractive dimension to ECPA's Provider Network. In addition, ECPA modified its Preferred Pricing Schedule to make it easier for members to understand. While the amount of savings provided has not changed, the schedule now is based on retail rather than wholesale prices, making it easier for members to understand their savings and shop more effectively.

ECPA PROVIDERS AND QUALITY MANAGEMENT

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

         Each approved provider agrees to provide vision care according to ECPA's standards, to charge ECPA members no more than ECPA's preferred pricing for eyewear and to guarantee the services, care and related materials to the members' satisfaction.

          ECPA maintains a comprehensive provider quality assurance program that includes recredentialing every two years and provider profiling that tracks member complaints and grievances, member and provider surveys and random `mystery patient' responses.

GROUP ADMINISTRATION

         ECPA markets its programs only to employers and other sponsors having access to ten or more employees, clients or customers. Existing and potential sponsors include employer groups, insurance carriers, third party administrators, health maintenance organizations, multiple employer trusts, financial institutions, associations, labor unions, governmental bodies and political subdivisions. Sponsors generally either pay an annual/monthly fee or a monthly premium for each member enrolled.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases an aggregate of 15,000 square feet of Class B office space for its sales and administrative offices. The Company's headquarters office in Phoenix, Arizona is leased at an effective rate of $12,300 per month with an expiration date of September, 1999. Sales offices are located in Atlanta, Boston, Columbus (Ohio), and Mesa (Arizona) with effective rates ranging from $456 to $895 per month and lease expiration dates through April, 1999.

         The Company maintains cash reserves for use in corporate expansion, financing growth of its business and general corporate purposes. FACH invests excess cash in interest-bearing securities including U.S. Treasuries and municipal obligations, generally with maturities of less than one year. Investments are governed by guidelines established by a committee of the Board of Directors and are generally not limited by type.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II
FIRST AMERICAN HEALTH CONCEPTS, INC.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

       Common                 Trading Range During the
       Stock Prices           Years Ended July 31,
                                     1998                1997
       ---------------------------------------------------------------

                               High     Low          High     Low
                              ---------------       ----------------
       Quarter Ended:
          October 31          $5       $2 7/8       $5 1/4   $3 7/8
          January 31          $5 1/2   $2 7/8       $4 3/4   $2 3/4
          April 30            $5       $3 1/4       $5       $1 3/4
          July 31             $5 1/4   $3 1/2       $4       $2 1/2

         Since February 27, 1995, the Company's common stock has traded on the NASDAQ National Market System (symbol: FAHC). Prior to that date, common shares were traded on the NASDAQ Over-the-Counter Market. On October 5, 1998 there were approximately 108 shareholders of record, not including those shares held in street name. The Company has neither declared nor paid any cash dividends to date and does not plan to do so in the immediate future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         First American Health Concepts, Inc. ("FAHC" or the "Company") reported a 9 percent increase in operating revenues, with a growth from $7,172,000 for 1997 to $7,809,000 for 1998. Products comprising total operating revenues include non-insured product revenues (ECPA Access) of $4,792,000, insured and self-funded product revenues (ECPA Select) of $2,064,000 and other incidental income of $953,000. The 9 percent increase in operating income was achieved despite a $38,000 decrease in non-insured product revenues, a reflection of changing market demand for vision care "discount" or savings programs that the Company has been anticipating for several years. Market research continues to show an increasing demand for full-benefit, managed vision care programs, especially among smaller businesses, and the Company's growth in managed vision care sales supports this trend. Although the Company's insured and self-funded products (ECPA Select) still represent a smaller portion of the Company's business, they are the fastest growing business segment. The Company has steadily added to its capacity to support the delivery of managed vision care, and is well positioned for continued growth. Since the introduction of its managed vision care programs in 1993, the Company has become an industry-leading provider of managed vision care. The Company anticipates that revenues from its managed vision care programs (insured and self-funded) will continue to be the source of growth in the future. The Company does not experience significant seasonal fluctuations. While the non-insured product membership is renewed annually, most fees are remitted and recognized as revenue monthly. The insured product and self-funded products are calculated and billed monthly and recognized accordingly.

         Inflation is not expected to have a material effect on revenues or profits.

         Total operating expenses increased 7 percent, from $6,860,000 in 1997 to $7,366,000 in 1998. However, total operating expenses decreased as a percentage of total operating revenue from 96% in 1997 to 94% in 1998. While increases in operating expenses in recent years have reflected an investment in the infrastructure necessary to support managed vision care, this year's increase is in line with the increase in operating revenues and indicates that much of the infrastructure investment is complete.

         Sales and marketing expenses were $2,005,000 in 1997 compared to $1,843,000 in 1998. This 8 percent decrease was the result of a more focused sales and marketing strategy as well as the productivity enhancements from the standardization of processes and program offerings. Although sales and marketing expenses were down this past year, the Company added sales staff and will continue to add sales staff as it grows through a more focused distribution strategy.

         Direct membership expenses decreased 3 percent, from $2,841,000 for 1997 compared to $2,756,000 for 1998, with the completion of a multi-year investment in an advanced vision care information system. This comprehensive, multi-year transition has facilitated paperless, automated benefits administration and has been a significant investment in the Company's future as a leading managed vision care provider. Among the many benefits of this new system, lower membership unit costs this past year reflect the result of bringing the claims processing function in-house for the first full year. With the HSD managed vision care information system in place, the costs of providing members with membership materials, maintaining a national service center and administering claims processing are expected to increase more slowly than increases in operating revenues in the future.

         General and administrative expenses were $1,647,000 in 1997 compared to $2,189,000 in 1998. Recent growth required a renovation and expansion of office space this past year. The 33 percent increase in general and administrative expenses were the result of these one-time costs as well as some administrative costs of ECPA of California, FAHC's California subsidiary, that has applied for licensure as an HMO in California.

         Depreciation increased from $306,000 for 1997 to $519,000 for 1998. A significant portion of this increase was due to the HSD managed vision care information system being in operation for its first full year.

         Interest income was $194,000 in 1997 compared to $163,000 in 1998. The decrease in interest income was due to lower average invested balances during the year ended July 31, 1998. The Company used internal funds to finance capital expenditures and information systems development.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $2,608,000 and the current ratio was 2.2 to 1 at July 31, 1998. Cash and cash equivalents and marketable investment securities totaled $2,345,000.

         The Company's cash and cash equivalents increased $795,000 from the 1997 balance to $1,343,000 at July 31, 1998. The Company's principal source of funds for the year ended July 31, 1998 was cash flow from investing activities.

         Management anticipates moderate expansion in 1999 through capital additions and infrastructure expenditures to accommodate growth as it occurs. The Company believes its ongoing cash flow will support all anticipated capital expenditures and operating expenses.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

         The Company formed a Year 2000 Task Force over two years ago to perform a comprehensive review of its core business applications (i.e. those systems that the Company is dependent upon for the conduct of daily business operations). The review was performed in conjunction with planning efforts to enhance the Company's existing infrastructure and to support the Company's addition of full-benefit insured and self-funded group vision care products. From this effort, a managed vision care software system was purchased to support the new products and to replace the software system utilized for the vision care savings product. In addition, other information systems were identified for upgrade. In no case was a system replaced or purchased solely because of Year 2000 issues. Thus, the Company does not believe the costs of these software replacements are specifically Year 2000 related.

         The Company is currently waiting for improvements, related to Year 2000 issues, from its software vendors. These improvements are scheduled to arrive, be tested and implemented by the first half of 1999. The Company believes that it will not incur additional material costs in the implementation of the improvements. All personal computers and related equipment have already been reviewed and upgraded (if necessary) for any imbedded software that was not Year 2000 capable.

         The Year 2000 Task Force also assessed additional Year 2000 issues such as non-information technology systems (i.e. telephone systems). Some improvements and/or upgrades were identified as a result of the review. As with the information technology systems, the review was made in conjunction with a formal planning process to enhance infrastructure. All upgrades will be completed by November 1998. The Task Force is also reviewing the Company's relationships with vendors, financial institutions and other third parties to identify possible Year 2000 issues.

         The Company is aware that it could be adversely affected by Year 2000 issues in that purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expense significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services such as those offered by the Company, which could have an adverse effect on the Company's business, operating results and financial condition. Given the information available at this time, management believes that this issue should not have a material adverse effect on the Company's liquidity, its results of operations or its customers.

         The Company has not at this time established a formal Year 2000 contingency plan but will consider and, if necessary, address doing so as part of its Year 2000 Task Force activities. The Company does maintain contingency plans designed to address other potential business interruptions that may be usable in this situation.

CONTRACTUAL ARRANGEMENTS

         The Company's insured line of business is underwritten by Security Life Insurance Company of America (SLICA) and The MEGA Life and Health Insurance Company (MEGA). According to the management agreement with SLICA (dated April 15, 1992), SLICA is responsible to "process, investigate, settle and pay all claims arising," including claims underwritten by the MEGA Life and Health Insurance Company. The Company assumes both premium and risk of loss on the policies under the terms of a Reinsurance Agreement between First American Reinsurance Company (FARC) and SLICA (dated January 1, 1998). The risk of loss is based upon the schedule of benefits attached to each policy. The revenue and expenses associated with this agreement were not material for the year ending July 31, 1998, and were therefore not shown as a separate income statement and balance sheet component.

LICENSURE ISSUES

         The Company markets and administers insured vision care under its own licenses or the license of its insurance carrier in each state where insured vision care is provided. To meet legal and regulatory requirements, a new subsidiary, First American Administrators, Inc. (FAA) was created to provide these services. During this past year, both FAHC and FAA obtained various third-party administrator licenses in markets where they do business. However, due to rigorous regulatory requirements in some markets and competing operational priorities, this process was not completed in all markets. It is anticipated that this licensing process will be complete in 1999.

         The primary licensing activity involving FAHC's subsidiary, ECPA of California, resulted in the filing of an application for licensure as a Specialized Knox-Keene Health Care Services Organization in the State of
California. Upon review and approval of this application by the California Department of Corporations, ECPA of California, together with FAHC, will provide a complete complement of vision care services in the State of California.

RECENT ACCOUNTING PRONOUNCEMENTS

         In  February  1997,  the  FASB  issued  SFAS  No.  129,  DISCLOSURE  OF
INFORMATION ABOUT CAPITAL STRUCTURE, to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It was effective for the Company for the quarter ending January 31, 1998.

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending July 31, 1999, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending July 31, 1999, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to the Company's financial statements than is currently required and provided.

         In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which revises requirements concerning employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This new standard, which will be effective for the Company for the fiscal year ending July 31, 1999, is not currently anticipated to have a significant impact of the Company's financial statements based on the current financial structure and operations of the Company.

         In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted, and it should be reported as a cumulative effect of a change in accounting principle. This new standard, which will be effective for the Company for the fiscal year ending July 31, 2000 is being evaluated by management to determine its applicability, and effect, on future periods.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and for and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and that these instruments be measured at fair value. This new standard, which will be effective for the Company for the fiscal year ending July 31, 2000, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

         There are certain matters affecting accounting and disclosure, which have been pronounced by authoritative accounting bodies other than the FASB. Management has evaluated and implemented those currently required, and is evaluating the applicability and impact of those pronouncements that are not yet effective.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements and notes thereto are included in this report beginning at page 15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         The information called for by this Item, with respect to directors, and with respect to officers regarding compliance with Section 16(a) is incorporated by reference from the "Notice of Meeting and Proxy Statement" filed herewith as
Exhibit 28.
                                             Current Title and Positions
Executive Officer  Age at 7/31/98            Held During the Last Five Years
-----------------  --------------            -------------------------------
John A. Raycraft   51      Chief  Executive  Officer  since May 1993;  President
                           since 1992;  Executive  Vice  President  from 1991 to
                           1992.

Laura J. Arnold    37      Vice  President  of Provider  Relations  since August
                           1994; Manager since August 1993; Director of Vision and Hearing Plan Services/Southwestern Benefit Plans and Network Development with AVESIS, Inc. prior to joining the Company.

Deborah L. Brady   41      Vice  President  of  Administration  since June 1997;
                           Membership Accounting Manager for FHP Health Care from 1996 to 1997, Operations Manager for CIGNA
                           HealthCare  from 1995 to 1996,  Director & Manager of
                           Enrollment  Processing for PCS Health  Systems,  Inc.
                           from 1993 to 1995.

James D. Hyman     53      Vice  President of  Marketing  and Sales since August
                           1998; a Principal & Vice President of Managed Care for Physicians Eyecare Network, Inc. from 1993 to
                           1996,  Vice  President of Marketing for Davis Vision,
                           Inc. from 1987 to 1993.

Bruce T. Davidson  66      Vice President of Corporate  Development since August
                           1998;  Vice  President of  Marketing  and Sales since
                           November 1995; an independent marketing and sales consultant prior to joining the Company.

Carolyn Hall       58      Secretary and Treasurer since 1988; Secretary since
                           1987.

Margaret Eardley   29      Vice President of Finance and Chief Financial Officer
                           since  October  1998;  Vice  President of Finance for
                           Cedar Hill Assurance  Company from 1997 to 1998, Vice
                           President & Treasurer,  Assistant  Vice  President of
                           Finance and  Finance  Manager  for  Republic  Western
                           Insurance Company from 1991 to 1997.

Craig Santilli     50      Vice President of Information Systems since September
                           1995;   Director,    Applications   Development   for
                           Samaritan   Health  System  from  1993  to  1995  and
                           Director,   Information   Management   for   Hartford
                           Insurance Group from 1983 to 1993.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note is secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1998 was $45,525.

         Additional information called for by this Item is incorporated by reference from the "Notice of Meeting and Proxy Statement" filed herewith as
Exhibit 28.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit Number                 Description             Method of Filing
--------------                 -----------             ----------------
3-A          Articles of Incorporation of the    Incorporated by reference to
             Company as amended                  Exhibit 3-A of 1990 10-K.

3-B          Bylaws of the Company               Incorporated by reference to
                                                 Exhibit 3-B of 1992 10-K.

4-A          Specimen Stock Certificate          Incorporated by reference to
                                                 Exhibit 4-A of S-18 33-00118-LA

27           Financial Data Schedule             Exhibit Filed herewith

28           Notice of Meeting and Proxy         Incorporated by reference to
             Statement                           the Company's 1998 Definitive
                                                 Notice and Proxy Statement.
(B) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                              (Registrant)

Date:  October 23, 1998
                                        By /s/ John A. Raycraft
                                           ----------------------------------
                                        John A. Raycraft
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                        Date
       ---------                           -----                        ----

/s/ John A. Raycraft             President and                        10/23/98
-----------------------          Chief Executive Officer
(John A. Raycraft)

/s/ Brian Kay                    Controller                           10/23/98
-----------------------
(Brian Kay

/s/ John R. Behrmann             Chairman of the Board                10/23/98
-----------------------
(John R. Behrmann)

/s/ Robert J. Delsol             Director                             10/23/98
-----------------------
Robert J. Delsol

/s/ John W. Heidt                Vice Chairman of the Board           10/23/98
-----------------------
(John W. Heidt)

/s/ Thomas B. Morgan             Director                             10/23/98
-----------------------
(Thomas B. Morgan)

/s/ James J. Meenaghan           Director                             10/23/98
-----------------------
(James J. Meenaghan)

/s/ Robert M. Topol              Director                             10/23/98
-----------------------
(Robert M. Topol)

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                                  July 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
First American Health Concepts, Inc.:


We have audited the accompanying consolidated balance sheet of First American Health Concepts, Inc. and subsidiaries as of July 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Health Concepts, Inc. and subsidiaries as of July 31, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 1998 in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP




Phoenix, Arizona
October 9, 1998

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                  July 31, 1998


                                     ASSETS

Current assets:
    Cash and cash equivalents                                     $ 1,342,759
    Marketable investment securities (note 2)                       1,002,158
    Member fees receivable, net of allowance of $37,870             1,386,446
    Note receivable-- officer (note 3)                                 45,525
    Deferred costs                                                    246,318
    Prepaid expenses                                                  126,270
    Income taxes receivable                                           249,902
    Other current assets                                              443,848
                                                                  -----------
           Total current assets                                     4,843,226
                                                                  -----------
Property and equipment:
    Office furniture and fixtures                                     316,553
    Computers and office equipment                                  3,245,154
    Leasehold improvements                                            197,750
                                                                  -----------
                                                                    3,759,457
    Less accumulated depreciation and amortization                 (1,759,087)
                                                                  -----------
           Net property and equipment                               2,000,370
                                                                  -----------
Deferred costs                                                        692,814
                                                                  -----------

           Total assets                                           $ 7,536,410
                                                                  ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $   207,659
    Capital lease obligation, current (note 4)                          9,631
    Bank loan, current (note 7)                                        84,400
    Accrued expenses                                                  154,953
    Deferred tax liability                                            504,155
    Deferred revenue                                                1,274,427
                                                                  -----------
           Total current liabilities                                2,235,225

Bank loan, long-term (note 7)                                          21,100
                                                                  -----------
           Total liabilities                                        2,256,325
                                                                  -----------
Shareholders' equity (notes 6 and 7):
    Common stock, no par value; authorized, 8,000,000
     shares; issued 3,032,838 shares                                  681,546
    Additional paid-in capital                                      2,554,348
    Retained earnings                                               3,623,820
    Unearned ESOP shares (note 7)                                     (95,945)
    Net unrealized gain on marketable investment
     securities (note 2)                                                2,048
                                                                  -----------
                                                                    6,765,817
    Treasury stock, at cost, 468,102 shares                        (1,485,732)
                                                                  -----------
           Total shareholders' equity                               5,280,085
                                                                  -----------
Commitments and contingencies (notes 4, 7, 9 and 10)

           Total liabilities and shareholders' equity             $ 7,536,410
                                                                  ===========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                       Years ended July 31, 1998 and 1997


                                                       1998           1997
                                                   -----------    -----------

Operating revenues                                 $ 7,809,122      7,171,909

Operating expenses:
    Sales and marketing expenses                     1,842,518      2,005,360
    Direct membership expenses                       2,755,751      2,840,645
    General and administrative expenses              2,188,694      1,646,825
    Depreciation                                       519,319        305,602
    ESOP charges (note 7)                               59,951         61,388
                                                   -----------    -----------
           Total operating expenses                  7,366,233      6,859,820
                                                   -----------    -----------

           Operating income                            442,889        312,089
                                                   -----------    -----------
Non-operating income (expense):
    Interest income                                    163,164        194,157
    Interest expense                                   (16,286)       (25,885)
                                                   -----------    -----------
           Total non-operating income                  146,878        168,272
                                                   -----------    -----------

           Income before income taxes                  589,767        480,361

Income taxes (note 8)                                  239,049        184,000
                                                   -----------    -----------

           Net income                              $   350,718        296,361
                                                   ===========    ===========

Net income per share - basic                       $      0.14           0.12
                                                   ===========    ===========

Net income per share - diluted                     $      0.14           0.11
                                                   ===========    ===========
Weighted average common and equivalent
 shares outstanding - basic                          2,559,750      2,513,492
                                                   ===========    ===========
Weighted average common and equivalent
 shares outstanding - diluted                        2,559,750      2,577,868
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                             July 31, 1998 and 1997


                               Outstanding               Additional
                                 Common      Common       Paid-in     Retained
                                 Shares       Stock       Capital     Earnings
                                 ------       -----       -------     --------

Balances at July 31, 1996       2,612,002    $630,306    2,560,544    2,976,741

Stock options exercised            17,734      24,990           --           --
Net unrealized gain (loss)
    on marketable invest-
    ment securities                    --          --           --           --
Income tax benefit arising
    from employee stock
    option plan                        --          --       14,931           --
Purchase of treasury stock        (85,000)         --           --           --
Cost of ESOP shares
    released                           --          --      (23,252)          --
Net income                             --          --           --      296,361
                               ----------    --------   ----------    ---------

Balances at July 31, 1997       2,544,736     655,296    2,552,223    3,273,102

Stock options exercised            20,000      26,250           --           --
Net unrealized gain (loss)
    on marketable invest-
    ment securities                    --          --           --           --
Income tax benefit arising
    from employee stock
    option plan                        --          --       21,393           --
Purchase of treasury stock             --          --           --           --
Cost of ESOP shares
    released                           --          --      (19,268)          --
Net income                             --          --           --      350,718
                               ----------    --------   ----------    ---------

Balances at July 31, 1998       2,564,736    $681,546    2,554,348    3,623,820
                               ==========    ========   ==========    =========

                                          Net Unrealized
                                          Gain (Loss) on
                               Unearned     Marketable                 Total
                                 ESOP       Investment  Treasury   Shareholders'
                                Shares      Securities   Stock         Equity
                                ------      ----------   -----         ------

Balances at July 31, 1996      (259,804)     (1,613)   (1,141,442)    4,764,732

Stock options exercised              --          --            --        24,990
Net unrealized gain (loss)
    on marketable invest-
    ment securities                  --       6,536            --         6,536
Income tax benefit arising
    from employee stock
    option plan                      --          --            --        14,931
Purchase of treasury stock           --          --      (344,290)     (344,290)
Cost of ESOP shares
    released                     84,640          --            --        61,388
Net income                           --          --            --       296,361
                               --------      ------    ----------    ----------

Balances at July 31, 1997      (175,164)      4,923    (1,485,732)    4,824,648

Stock options exercised              --          --            --        26,250
Net unrealized gain (loss)
    on marketable invest-
    ment securities                  --      (2,875)           --        (2,875)
Income tax benefit arising
    from employee stock
    option plan                      --          --            --        21,393
Purchase of treasury stock           --          --            --            --
Cost of ESOP shares
    released                     79,219          --            --        59,951
Net income                           --          --            --       350,718
                               --------      ------    ----------    ----------

Balances at July 31, 1998       (95,945)      2,048    (1,485,732)    5,280,085
                               ========      ======    ==========    ==========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended July 31, 1998 and 1997

                                                           1998         1997
                                                           ----         ----
Cash flows from operating activities:
    Net income                                          $  350,718      296,361
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation                                         519,319      305,602
      Amortization of deferred system costs                     --       49,321
      Income tax benefit arising from stock option plan     21,393       14,931
      ESOP shares committed to be released                  59,951       61,388
      Provision for losses on accounts receivable           37,870           --
      Increase in deferred taxes                           406,155       78,000
      Changes in assets and liabilities:
        Increase in member fees receivable                (298,589)    (476,215)
        Increase in deferred costs                        (707,864)      (7,296)
        Increase in prepaid expenses and other
          current assets                                  (277,941)     (97,173)
        (Increase) in income taxes receivable             (127,061)     (90,034)
        Increase (decrease) in accounts payable             23,184      (31,875)
        Decrease in accrued expenses                       (37,243)     (60,145)
        Increase (decrease) in deferred revenue           (111,327)     222,806
                                                        ----------   ----------
           Net cash provided by (used in)
            operating activities                          (141,435)     265,671
                                                        ----------   ----------
Cash flows from investing activities:
    Purchases of property and equipment                   (430,394)  (1,078,816)
    Purchases of marketable investment securities         (380,709)  (1,245,459)
    Redemptions/sales of marketable investment
     securities                                          1,809,112    1,411,345
    Decrease in note receivable-- officer                   16,999       16,220
                                                        ----------   ----------
           Net cash provided by (used in)
            investing activities                         1,015,008     (896,710)
                                                        ----------   ----------
Cash flows from financing activities:
    Repayments of bank loan                                (84,400)     (84,400)
    Repayments of capital lease obligation                 (20,350)     (17,141)
    Proceeds from exercised stock options                   26,250       24,990
    Purchases of treasury stock                                 --     (344,290)
                                                        ----------   ----------
           Net cash used in financing activities           (78,500)    (420,841)
                                                        ----------   ----------
           Net increase (decrease) in cash
            and cash equivalents                           795,073   (1,051,880)

Cash and cash equivalents, beginning of year               547,686    1,599,566
                                                        ----------   ----------

Cash and cash equivalents, end of year                  $1,342,759      547,686
                                                        ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes              $       --      180,949
                                                        ==========   ==========

Cash paid during the year for interest                  $   13,418       25,885
                                                        ==========   ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING ACTIVITIES:

Unrealized gain (loss) on marketable
  investment securities                                 $   (2,875)       6,536
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1998 and 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS DESCRIPTION AND REVENUE RECOGNITION

       First American Health Concepts, Inc. (FAHC or the Company) receives membership fees through its various Eye Care Plan of America (ECPA) programs. ECPA Non-Insured membership generally is renewed annually and fees are remitted to the Company monthly by sponsors, based on the number of members represented by the sponsor. Revenues are recognized monthly based on the aggregate number of members reported to the Company. Membership fees may also be remitted on an annual basis and, in such cases, are amortized ratably to income over a twelve-month period. Premiums and fees related to ECPA Insured and ECPA Self-Funded Programs are calculated and billed on a monthly basis and recognized accordingly. The premium for these policies is remitted directly to the insurance carrier. For policies incepting prior to January 1, 1998, the insurance carrier remits fees to the Company on a monthly basis. The Company created a captive reinsurance company, First American Reinsurance Company
       (FARC) in January 1998. Therefore, for policies incepting after January 1, 1998, the insurance carrier remits a quota share portion of the premium to the Company on a monthly basis.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

       DEVELOPMENT COSTS

       The Company expenses its costs of developing the eye care provider network and sponsor network as they are incurred.

       MARKETABLE INVESTMENT SECURITIES

       Marketable investment securities at July 31, 1998 consist of U.S. Treasury securities. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies its debt securities as available for sale and such securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities, net of related tax effects, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

       DEFERRED COSTS

       The Company defers the direct costs of initiating vision plan memberships. Such costs, which include commissions, printing and other materials, are amortized over a twelve-month period, which corresponds to the period utilized for measurement of membership fees. Direct advertising costs are expensed as incurred.

       Non-current deferred costs relate primarily to direct and incremental costs associated with activities in key geographical locations, and which are capitalized until the commencement of operations, at which time they are charged to operations.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Costs of the integrated managed care information system are amortized using the straight-line method over a seven-year period.

       NET INCOME PER SHARE

       The Company adopted Statement of Accounting Standards No. 128 "Earnings per Share" (SFAS 128) during 1998. The Company's net income per share for the prior period was not materially effected by adoption of SFAS 128. In accordance with SFAS 128, basic net income per share is computed by dividing net income, after deducting preferred stock dividends requirements (if any), by the weighted average number of shares of common stock outstanding.

       Diluted net income per share reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock.

       Weighted average outstanding shares do not include shares held by the Employee Stock Ownership Plan at July 31, 1998 and 1997. Shares held by the ESOP are not considered outstanding for net income per share calculations until the shares are released to the employees accounts.

       STOCK OPTION PLAN

       The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related operations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

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

       IMPAIRMENT OF LONG-LIVED ASSETS

       SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value  estimates  of  financial  instruments  are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates and, since the fair values are estimated as of July 31, 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The Company does not trade in derivative financial instruments.

       Management believes that the recorded amount of current assets and current liabilities approximate fair value because of the short maturity of these instruments. The recorded balance of long-term debt approximates fair value, as the terms of the debt are similar to rates currently offered to the Company for similar debt instruments.

       USE OF ESTIMATES

       Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities, and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       RECLASSIFICATION

       Certain accounts related to prior years have been reclassified to conform to current year presentation.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

(2)    MARKETABLE INVESTMENT SECURITIES

       At July 31, 1998, the amortized cost, net of unrealized holding gains and the fair value of available-for-sale securities by major security type were as follows. There were no realized gains or losses included in income in 1998.

                                                   NET UNREALIZED
                                                       HOLDING
                                       COST             GAINS         FAIR VALUE
                                    ----------       ----------       ----------

       Equity Securities            $   71,250             --             71,250
       U.S. Treasury Securities        928,860            2,048          930,908
                                    ----------       ----------       ----------

                                    $1,000,110            2,048        1,002,158
                                    ==========       ==========       ==========


       Although there is a concentration of credit risk related to the U.S. Treasuries, management does not consider these investments to be high risk.

       All marketable investment securities are scheduled to mature prior to July 31, 1999.


(3)    NOTE RECEIVABLE - OFFICER

       The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note is secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1998 was $45,525.


(4)    LEASE OBLIGATIONS

       The Company leases telephone equipment under the terms of a capital lease. The terms provide for 60 monthly installments of $1,867, including principal and interest through January 1999. At July 31, 1998, office equipment included $82,052 and accumulated amortization included $73,847 related to the leased equipment.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

       Following is a schedule by year of future minimum lease payments:

                           YEAR ENDING JULY 31,               1998

                   Future minimum lease payments           $  11,202
                   Less amount representing interest           1,571
                                                              ------

                   Principal balance                           9,631

                   Less current portion                       (9,631)
                                                              ------

                   Long-term portion                       $      --
                                                              ======


       The Company also operates from leased premises under operating leases. Rental expense related to these leases was $289,712 in 1998 and $240,499 in 1997.

       Future minimum lease payments under noncancelable operating leases as of July 31, 1998 are as follows:

                          YEARS ENDING JULY 31,

                                  1999              $   262,827
                                  2000                  299,216
                                  2001                  312,610
                                  2002                  320,984
                                  2003                   53,730
                                                     ----------

                                                    $ 1,249,367
                                                     ==========

 (5)   NET INCOME PER SHARE

       Options for 64,375 shares of common stock were included in diluted EPS for 1997. Options to purchase 281,902 shares of common stock at an average price of $4.19 were outstanding at July 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(6)    STOCK OPTIONS

       The Company stock option plan (the "Plan") which covered all employees, officers and directors of the Company and provided for the granting of incentive and non-qualified stock options expired on December 31, 1997, however, under the Plan, all outstanding options that were granted prior to the Plan expiration continue in full force and effect until exercised or expired under the provisions of the Plan as if the Plan had remained in full force and effect. The Company is in the process of adopting a new Executives Incentive Plan which is subject to shareholder approval.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

       Options were granted at not less than fair market value on the date of grant and become exercisable based on conditions set by the Board of Directors. Options generally expire if unexercised at the end of ten years for incentive stock options and eleven years for non-qualified stock options.

       As previously discussed, the Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan.

       Had compensation costs for the Company's plan been determined consistent with FASB Statement No. 123, the Company's net income and net income per share would have been the same as those reported.

       At July 31, 1998, no stock options were available for grant under this plan and 179,069 stock options were exercisable. Activity related to stock options is summarized, as follows:

                                    INCENTIVE STOCK OPTIONS      NONQUALIFIED STOCK OPTIONS
                                   -------------------------     --------------------------
                                                   WEIGHTED                       WEIGHTED
                                                   AVERAGE                        AVERAGE
                                                    OPTION                         OPTION
                                    NUMBER         PRICE PER      NUMBER          PRICE PER
     DATE           ACTIVITY       OF SHARES         SHARE       OF SHARES          SHARE
-------------      -----------     ----------      ---------     ---------        ---------

July 31, 1996      Outstanding       62,102        $  4.71        275,000         $  4.30
                   Granted               --            --              --              --
                   Exercised         (2,734)          1.71        (15,000)           1.35
                   Expired          (11,233)          5.52        (15,000)           6.06
                                   ----------      ---------     ---------        ---------

July 31, 1997      Outstanding       48,135           4.69        245,000            4.37
                   Granted               --            --          17,500            3.31
                   Exercised             --            --         (20,000)           1.31
                   Expired           (8,733)          5.60             --              --
                                   ----------      ---------     ---------        ---------

July 31, 1998      Outstanding       39,402        $  4.83        242,500         $  4.09
                                   ==========      =========     =========        =========

                   Exercisable       39,069                       140,000
                                   ==========                    =========

       The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. For financial reporting purposes, the tax effect of this deduction is accounted for an increase in additional paid-in capital, rather than as a reduction of income tax expense. A tax benefit of approximately $21,400 was recognized for the year ended July 31, 1998.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

(7)    EMPLOYEE STOCK OWNERSHIP PLAN

       The Company maintains an employee stock ownership plan (ESOP), qualified as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The Plan is designed to invest primarily in Company stock exclusively for the benefit of eligible employees of the Company. Eligible employees become participants in the Plan upon completion of one year of service as defined by the Plan. Company contributions are determined each year by the Company's Board of Directors (subject to certain limitations) and are allocated among the accounts of participants in proportion to their total compensation.

       During fiscal 1995, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company has guaranteed the bank loan, it is reported as long-term debt of the Company. The shares sold by the Company to the Trust are reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) is reported as a reduction of shareholders' equity. At July 31, 1998, the fair market value of the 16,716 unearned ESOP shares was $73,133.

       The loan agreement requires quarterly payments of principal and interest which will be paid from the Company's contributions to the ESOP. As the principal amount of the borrowing is repaid, the liability and the guaranteed ESOP obligation are reduced. The Company recognizes compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which is based on total debt service requirements. Such expense amounted to $59,951 for 1998 and $61,388 for 1997.

       Minimum remaining principal payments required to be made during fiscal years ending July 31 are $84,400 in 1999 and $21,100 in 2000.


(8)    INCOME TAXES

       Components of income tax expense for the years ended July 31, 1998 and 1997 include:

                                  CURRENT        DEFERRED         TOTAL
                                ----------      ----------     ----------

       1998:
          Federal               $  (56,616)        245,565        188,948
          State                    (15,012)         65,112         50,100
                                ----------      ----------     ----------

                                $  (71,628)        310,677        239,049
                                ==========      ==========     ==========

       1997:
          Federal               $   84,000          62,000        146,000
          State                     22,000          16,000         38,000
                                ----------      ----------     ----------

                                $  106,000          78,000        184,000
                                ==========      ==========     ==========

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

       Actual tax expense differs from the "expected" tax expense (computed by applying the applicable U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                              1998       1997
                                                            --------   --------
       Computed "expected" tax expense                      $200,521    163,000
       Increase (reduction) in income taxes resulting from:
           State income taxes, net of Federal benefit         33,066     25,000
       Other items                                             5,462     (4,000)
                                                            --------   --------

                                                            $239,049    184,000
                                                            ========   ========

       The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1998 include:

       Deferred tax assets:
           Capital loss carryforward                         $ 169,403
           Accrued expenses                                     18,060
                                                             ---------
                  Total gross deferred tax assets              187,463

           Less valuation allowance                               --
                                                             ---------

                  Net deferred tax asset                       187,463
                                                             ---------

       Deferred tax liabilities:
           Deferred costs                                     (274,895)
           Accelerated depreciation                           (416,723)
                                                             ---------
                  Total gross deferred tax liabilities        (691,618)
                                                             ---------

                  Net deferred tax liability                 $(504,155)
                                                             =========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company has determined that a valuation allowance is not necessary and there was no change in the valuation allowance during the year ended July 31, 1998.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

(9)    BUSINESS SEGMENTS AND MAJOR CUSTOMERS

       The Company's operations are in one business segment throughout the United States - the development and marketing of vision care cost-containment programs. One customer accounted for 4% of revenues during fiscal 1998. During fiscal 1997, one customer accounted for 10.5% of revenues.

       The Company operates in a very competitive market. The Company's success is dependent upon the ability of its marketing group, and its network of agents, to identify and contract with businesses and organizations nationwide, and to administer its networks. Changes in the insurance and health care industries, including the regulation thereof by federal and state agencies, may significantly affect management's estimates of the Company's performance.

       The allowance for doubtful accounts is based on the creditworthiness of the Company's customers as well as consideration for general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.


(10)   COMMITMENTS AND CONTINGENCIES

       The Company is subject to various claims and litigation arising out of the ordinary course of business. In the opinion of management, the Company has adequate legal defenses and the outcome of those matters will not materially effect the Company's financial position.

       Certain agreements with customer companies and networks are cancelable at the option of those parties with written notice which varies from 30 to 90 days. Management generally attempts to renegotiate any such canceled agreements. Management believes that there is very little likelihood that there would be cancellations sufficient to have a material adverse effect on the Company's results of operations or financial condition.

       Management has developed a plan to address the Year 2000 problem and all computer systems are in the process of conversion to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. The total cost of the project is not material and the Company is expensing all associated costs as they are incurred.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                              SCHEDULE OF EXHIBITS


--------------------------------------------------------------------------------

27  Financial Data Schedule

28  Notice of Meeting and Proxy         Incorporated by reference to
    Statement                           the Company's 1998 Definitive
                                        Notice and Proxy Statement.
--------------------------------------------------------------------------------