Form 10QSB
period 1998-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1998-12-15
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended October 31, 1998.

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

Registrant's common stock outstanding at December 3, 1998 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                       FIRST AMERICAN HEALTH CONCEPTS, INC.

                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                OCTOBER 31, 1998



                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1  Financial Statements (Unaudited)

         Balance Sheet as of October 31, 1998 ..............................  3

         Statements of Operations for the quarters
           ended October 31, 1998 and 1997..................................  4

         Statements of Cash Flows for the quarters
           ended October 31, 1998 and 1997..................................  5

Notes to Financial Statements...............................................  6

Item 2.Management's Discussion and Analysis.................................  7


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................  9

Item 6.  Exhibits and Reports on Form 8-K...................................  9

SIGNATURES.................................................................. 10

FIRST AMERICAN HEALTH CONCEPTS, Inc.
BALANCE SHEET (Unaudited)


ASSETS                                                          October 31, 1998
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                       $ 1,166,961
  Marketable investment securities                                    632,081
  Member fees receivable, net of allowance for
  doubtful accounts of $37,870                                      1,657,493
  Note receivable-officer, current                                     27,477
  Deferred expenses                                                   125,767
  Prepaid expenses and other current assets                           154,476
  Income tax receivable                                               266,851
                                                                  -----------
      Total Current Assets                                          4,031,106

Property and Equipment:
  Office furniture and fixtures                                       317,167
  Office equipment                                                  3,462,431
  Leasehold improvements                                              201,083
                                                                  -----------
                                                                    3,980,681
  Less accumulated depreciation and amortization                   (1,893,645)
                                                                  -----------
      Net Property and Equipment                                    2,087,036

Deferred Costs                                                        716,306
                                                                  -----------

      Total Assets                                                $ 6,834,448
                                                                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                $   227,393
  Current portion of capital lease obligation                           4,301
  Current portion of bank loan (Note 2)                                63,300
  Deferred revenue                                                    577,358
  Accrued expenses and other current liabilities                      106,067
  Deferred income taxes                                               504,155
                                                                  -----------
      Total Current Liabilities                                     1,482,574

Long-Term Liabilities:
  Bank loan (Note 3)                                                   21,100
                                                                  -----------
      Total Long-Term Liabilities                                      21,100

Shareholders' Equity:
  Common stock, no par value; Authorized
  8,000,000 shares; Issued, 3,032,838 shares                          757,296
  Additional paid-in capital                                        2,553,348
  Net unrealized gain on marketable investment securities               3,786
  Unearned ESOP shares (Note 3)                                       (81,820)
  Retained earnings                                                 3,583,896
                                                                  -----------
                                                                    6,816,506
  Treasury stock, at cost, 468,102 shares                          (1,485,732)
                                                                  -----------
      Total Shareholders' Equity                                    5,330,774
                                                                  -----------

      Total Liabilities and Shareholders' Equity                  $ 6,834,448
                                                                  ===========

                See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENTS OF OPERATIONS (Unaudited)

                                                   Quarter ended October 31,
                                                     1998            1997
--------------------------------------------------------------------------------

  Fee revenues                                   $ 1,617,433      $ 2,003,608
  Reinsurance revenues                               218,825               --
                                                 -----------      -----------
      Total                                        1,836,258        2,003,608


Operating Expenses:
  Sales and marketing costs                          351,096          590,970
  Direct membership costs                            659,845          745,798
  General and administration                         657,319          498,216
  Reinsurance expense                                153,088               --
  ESOP charges                                        14,125           14,398
  Depreciation                                       134,559          130,841
                                                 -----------      -----------
      Total Operating Expenses                     1,970,032        1,980,223
                                                 -----------      -----------

      Operating Income/(Loss)                       (133,774)          23,385

Non-operating Income (Expense):
  Interest income                                     79,273           39,514
  Interest expense                                    (2,532)          (4,985)
                                                 -----------      -----------
      Total Non-operating Income                      76,741           34,529

  Income/(Loss) Before Income Taxes                  (57,033)          57,914

Income Taxes                                         (17,109)          21,015
                                                 -----------      -----------

  Net Income/(Loss)                              $   (39,924)     $    36,899
                                                 ===========      ===========

Net Income/(Loss) Per Share - Basic              $     (0.02)     $      0.01
                                                 ===========      ===========

Net Income/(Loss) Per Share - Diluted            $     (0.02)     $      0.01
                                                 ===========      ===========
Weighted Average Shares
  Outstanding - Basic                              2,578,069        2,513,668
                                                 ===========      ===========
Weighted Average Shares
  Outstanding - Basic                              2,578,069        2,513,668
                                                 ===========      ===========

                See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc.
STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Quarter ended October 31,
                                                          1998            1997
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
    Net income/(loss)                               $   (39,924)     $  36,899
    Adjustments to reconcile net income/(loss) to
      net cash provided by operating activities:
    Depreciation                                        134,559        130,841
    Amortization
    ESOP shares committed to be released                 14,125         14,397
  Change In Assets and Liabilities:
    (Increase) decrease in member fees receivable      (271,047)       564,633
    Decrease in deferred expenses                        97,060         84,738
    Decrease (increase) in prepaid expenses and
    other current assets                                415,642        (29,422)
    Decrease (increase) in income tax receivable        (16,949)            --
    Increase (decrease) in accounts payable              19,734       (149,740)
    (Decrease) increase in income taxes payable              --         21,014
    (Decrease) in deferred revenue                     (697,069)      (612,578)
    (Decrease) in accrued expenses and other
       current liabilities                              (48,886)       (55,754)
                                                    -----------      ---------
        Net Cash Provided By (Used In) In
         Operating Activities                          (392,755)         5,028

Cash Flows from Investing Activities:
    Decrease in marketable investment securities        370,077         32,937
    Decrease in note receivable-officer                  18,048         18,183
    Purchases of property and equipment                (220,988)      (277,399)
                                                    -----------      ---------
        Net Cash Provided By (Used In)
         Investing Activities                           167,137       (226,279)

Cash Flows from Financing Activities:
    Purchase of treasury stock                               --             --
    Proceeds from stock options exercised                76,250         26,250
    Repayments of bank loan                             (21,100)       (21,100)
    Repayments of capital lease obligation               (5,330)        (4,654)
                                                    -----------      ---------
        Net Cash Provided By Financing Activities        49,820            496

        Net Increase (Decrease) In Cash and
         Cash Equivalents                              (175,798)      (220,755)

    Cash and Cash Equivalents, Beginning of Period    1,342,759        547,686
                                                    -----------      ---------

    Cash and Cash Equivalents, End of Period        $ 1,166,961      $ 326,931
                                                    ===========      =========
Supplemental Disclosures of Non-Cash Activities:
    Unrealized gain (loss) on marketable
    investment securities                           $     1,738      $  (3,305)
                                                    ===========      =========

               See notes to the financial statements (unaudited)

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - GENERAL

These financial statements have been prepared by First American Health Concepts, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented.

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1998 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1998. These financial statements should be read in conjunction with the 1998 audited financial statements. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

Certain accounts related to prior years have been reclassified to conform to current year presentation.

NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN

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

In October 1994, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company has guaranteed the bank loan, it is reported as long term debt of the Company. The shares sold by the Company to the Trust are reflected in shareholders' equity, and an amount corresponding to the borrowing or unearned ESOP shares (the guaranteed ESOP obligation) is reported as a reduction of shareholders' equity.

The loan agreement requires quarterly payments of principal and interest, which will be paid from the Company's contributions to the ESOP. As the principal amount of the borrowing is repaid, the liability and the guaranteed ESOP obligation are reduced. The Company recognizes compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which is based on total debt service requirements.

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1999 - $63,300; 2000 - $21,100.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Total revenue for the first quarter ended October 31, 1998 was $1,836,000 compared to $2,004,000 for the quarter ended October 31, 1997. Revenues generated from the Company's indemnity plans increased 27% to $578,000 for the first quarter, as compared to $456,000 for the same period in the prior year. During the first quarter 1998, revenues from the indemnity plans were essentially fee-based. FAHC formed a captive reinsurance company, First American Reinsurance Company (FARC) in order to share in underwriting gains achieved on the book of business. The associated premium revenue was $219,000 for the quarter ending October 31, 1998. Revenue's from the Company's traditional vision care savings product were $1,024,000 for the first quarter 1999 as compared to $1,378,000 for first quarter 1998. The decrease was due to the non-renewal of two large accounts. While management does expect a gradual shift from the traditional vision care savings product to indemnity products over time, it does not believe that the first quarter decrease is indicative of future periods. Management expects all revenue categories to increase in the second quarter as a result of the successful implementation of a new marketing strategy that will result in new enrollees in the company's vision plans effective January 1, 1999.

Total operating expenses decreased 1% for the first quarter to $1,970,000 as compared to $1,980,000 for the same period last year. The decrease is related to the decrease in revenue.

Sales and marketing costs decreased 41% to $351,000 for the quarter ended October 31, 1998, as compared to $591,000 for the quarter ended October 31, 1997. The decrease is due to a cost containment program implemented last year. The program centralized the sales support function and streamlined the sales process which resulted in reduced office, travel, administrative and printing expense.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions decreased almost 12% to $660,000 for the three months ended October 31, 1998. The decrease is due to processing efficiencies gained through the completed implementation of a managed care information system.

General and administration expenses totaled $657,000 for the first quarter ended October 31, 1998, as compared to $498,000 for the first quarter ended October 31, 1997. The increase was due to timing differences in legal and audit expenses, and the addition of staff and associated expenses required to complete the specialized Knox-Keene Health Care licensing and begin preparation for ECPA of California to administer vision plans.

Depreciation was $135,000 for the quarter ended October 31, 1998, as compared to $131,000 for the corresponding period in the prior year. The slight increase is due to minor capital additions associated with the upgrade of telephone and computer systems.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income for the first quarter 1999 was $79,000, as compared to $40,000 for the corresponding period in 1998. While investment yields remained consistent with those of the first quarter of 1998, the increase resulted from a gain on the sale and reinvestment of certain U.S. Treasury Securities.

Interest expense decreased compared to the first quarter 1998 as a result of repayments of borrowings by the ESOP trust, which are guaranteed and therefore recorded by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,548,530 and the current ratio was 2.7 to 1 at October 31, 1998, while cash, cash equivalents and marketable securities comprised $1,799,000. The Company's principal source of funds during the quarter was from investing activities.

YEAR 2000

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

The Company recently received improvements, related to Year 2000 issues, from its software vendors. These improvements are being tested and are scheduled for implementation by the first half of 1999. The Company believes that it will not incur additional material costs in the implementation of the improvements. All personal computers and related equipment have already been reviewed and upgraded (if necessary) for any imbedded software that was not Year 2000 capable.

The Year 2000 Task Force also assessed additional Year 2000 issues such as non-information technology systems (i.e. telephone systems). Some improvements and/or upgrades were identified as a result of the review. As with the information technology systems, the review was made in conjunction with a formal planning process to enhance infrastructure. All upgrades will be completed by November 1998. The Task Force is also reviewing the Company's relationships with vendors, financial institutions, customers and other third parties to identify possible Year 2000 issues.

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


PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        Incorporated by reference to the Company's 1998 Definitive Notice and Proxy Statement filed November 12, 1998.

ITEM 6. Exhibits and Reports on Form 8-K

        Item 6(a)  Exhibit 27 -- Financial Data Schedule

        Item6 (b)  No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN HEALTH CONCEPTS, INC.
           (Registrant)


By: /s/ John A. Raycraft
   ----------------------------------------------------------
        John A. Raycraft
        President and Chief Executive Officer





By: /s/ Margaret M. Eardley
   ----------------------------------------------------------
        Margaret M. Eardley
        Vice President of Finance and Chief Financial Officer






Date: December 14, 1998