Form 10QSB
period 1999-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1999-03-17
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended January 31, 1999.

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

Registrant's common stock outstanding at February 26, 1999 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                   FORM 10-QSB
                              For the Quarter Ended
                                January 31, 1999

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
Item 1. Financial Statements (Unaudited)

        Balance Sheet as of January 31, 1999 .............................  3

        Statement of Operations for the quarters and six months
          ended January 31, 1999 and 1998.................................  4

        Statement of Cash Flows for the six months
          ended January 31, 1999 and 1998.................................  5

        Notes to the Financial Statements.................................  6

Item 2. Management's Discussion and Analysis..............................  7


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............. 10

Item 6.  Exhibits and Reports on Form 8-K................................. 11

SIGNATURES................................................................ 12

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS                                                                1/31/99
                                                                    -----------
Current Assets:
     Cash and cash equivalents                                      $   505,564
     Marketable investment securities                                   730,700
     Member fees receivable, net of allowance for
        doubtful accounts of $37,870                                  2,965,687
     Note receivable-officer, current                                    27,916
     Deferred expenses                                                  271,342
     Prepaid expenses and other current assets                          360,599
     Income tax receivable                                              258,530
                                                                    -----------
          Total Current Assets                                        5,120,338

Property and Equipment:
     Office furniture and fixtures                                      317,167
     Office equipment                                                 3,489,302
     Leasehold improvements                                             201,083
                                                                    -----------
                                                                      4,007,552
     Less accumulated depreciation and amortization                  (2,028,943)
                                                                    -----------
          Net Property and Equipment                                  1,978,609

Deferred  Licensing Expense and Other Costs                             785,632
                                                                    -----------
          Total Assets                                              $ 7,884,579
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                               $   451,037
     Current portion of capital lease obligation                          2,425
     Current portion of bank loan (Note 2)                               63,300
     Deferred revenue                                                 1,369,950
     Accrued expenses and other current liabilities                     124,438
     Deferred income taxes                                              504,155
                                                                    -----------
          Total Current Liabilities                                   2,515,305

Shareholders' Equity:
     Common stock, no par value; Authorized
        8,000,000 shares; Issued, 3,072,838 shares                      757,296
     Additional paid-in capital                                       2,554,348
     Net unrealized gain on marketable investment securities              1,954
     Unearned ESOP shares (Note 2)                                      (68,997)
     Retained earnings                                                3,610,405
                                                                    -----------
                                                                      6,855,006
     Treasury stock, at cost, 468,102 shares                         (1,485,732)
                                                                    -----------
          Total Shareholders' Equity                                  5,369,274
                                                                    -----------
          Total Liabilities and Shareholders' Equity                $ 7,884,579
                                                                    ===========

See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                    Quarter ended January 31,   Six months ended January 31,
                                    -------------------------   ----------------------------
                                        1999        1998             1999        1998
                                     ----------  ----------       ----------  ----------
Fee revenues                         $1,763,706  $1,937,310       $3,381,139  $3,940,918
Reinsurance revenues                    284,326      42,087          503,151      42,087
                                     ----------  ----------       ----------  ----------
   Total                              2,048,032   1,979,397        3,884,290   3,983,005

Operating Expenses:
 Sales and marketing costs              367,071     488,795          718,166   1,082,378
 Direct membership costs                655,004     636,309        1,360,493   1,382,106
 General and administration             691,578     499,658        1,303,253     997,875
 Reinsurance expense                    166,410       7,789          319,497       7,789
 ESOP charges                            12,822      14,940           26,948      29,338
 Depreciation                           135,298     124,531          269,856     255,372
                                     ----------  ----------       ----------  ----------
   Total Operating Expenses           2,028,183   1,772,022        3,998,213   3,754,858
                                     ----------  ----------       ----------  ----------

   Operating Income/(Loss)               19,849     207,375         (113,923)    228,147

Non-operating Income (Expense):
 Interest income                         21,042      41,318          100,315      80,832
 Interest expense                        (5,494)     (4,380)          (8,027)     (9,365)
                                     ----------  ----------       ----------  ----------
   Total Non-operating Income            15,548      36,938           92,288      71,467
   Income/(Loss) Before Income Taxes     35,397     244,213          (21,635)    299,614
Income Taxes                              8,890      92,839           (8,219)    113,854
                                     ----------  ----------       ----------  ----------
   Net Income/(Loss)                 $   26,507  $  151,474       $  (13,416) $  185,760
                                     ==========  ==========       ==========  ==========

Net Income/(Loss) Per Share --
  Basic                              $     0.01  $     0.06       $    (0.01) $     0.07
                                     ==========  ==========       ==========  ==========

Net Income/(Loss) Per Share --
  Diluted                            $     0.01  $     0.06       $    (0.01) $     0.07
                                     ==========  ==========       ==========  ==========
Weighted Average Shares
   Outstanding - Basic                2,604,736   2,564,736        2,591,403   2,554,736
                                     ==========  ==========       ==========  ==========
Weighted Average Shares
   Outstanding - Diluted              2,632,132   2,616,025        2,591,403   2,611,143
                                     ==========  ==========       ==========  ==========

See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                     Six months ended January 31
                                                     ---------------------------
                                                         1999           1998
                                                     -----------    -----------
Cash Flows from Operating Activities:
  Net income/(loss)                                  $   (13,416)   $   185,760
  Adjustments to reconcile net income (net loss)
      to net cash provided by operating activities:
    Depreciation                                         269,856        255,372
    ESOP shares committed to be released                  26,948         29,338
  Change In Assets and Liabilities:
   (Increase) decrease in member fees receivable      (1,579,241)    (1,182,073)
   (Increase) decrease in deferred expenses             (117,842)      (157,098)
   Decrease (increase)  in prepaid expenses and
     other current assets                                209,519       (128,546)
   (Increase) decrease in income tax receivable           (8,628)            --
   Increase (decrease) in accounts payable               243,378        178,602
   Increase (decrease) in income taxes payable                --        113,854
   Increase (decrease) in deferred revenue                95,523        687,140
   (Decrease) increase in accrued expenses and
     other current liabilities                           (30,515)       (32,943)
                                                     -----------    -----------
       Net Cash Used In Operating Activities            (904,418)       (50,594)

Cash Flows from Investing Activities:
  Decrease in marketable investment securities           271,458        331,428
  Decrease in note receivable-officer                     17,609         17,745
  Purchases of property and equipment                   (248,188)      (519,321)
                                                     -----------    -----------
       Net Cash Provided (Used) By Investing
         Activities                                       40,879       (170,148)

Cash Flows from Financing Activities:
  Proceeds from stock options exercised                   75,750         26,250
  Repayments of bank loan                                (42,200)       (42,200)
  Repayments of capital lease obligation                  (7,206)       (10,170)
                                                     -----------    -----------
       Net Cash Provided (Used) Used By Financing
         Activities                                       26,344        (26,120)

       Net Decrease in Cash and Cash Equivalents        (837,195)      (246,862)

  Cash and Cash Equivalents, Beginning of Period       1,342,759        547,686
                                                     -----------    -----------
  Cash and Cash Equivalents, End of Period           $   505,564    $   300,824
                                                     ===========    ===========
Supplemental Disclosures of Non-Cash Activities:
  Unrealized gain (loss) on marketable investment
    securities                                       $       (94)   $     3,181
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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1998 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1998. Operating results for the three months and six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1999 - $42,200; 2000 - $21,100.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.


RESULTS OF OPERATIONS

Operating revenues for the quarter ended January 31, 1999 were $2,048,000 compared to $1,979,000 for the quarter ended January 31, 1998, an increase of 3.5%. Revenues generated from the Company's indemnity plans increased 62% to $769,000 for the second quarter 1999, as compared to $476,000 for the same period in the prior year. Indemnity plan revenues for the first half of 1999 are $1,473,000; a 58% increase over the same period in 1998. Prior to 1998, revenues on indemnity plans were essentially fee based. In early 1998, FAHC formed a captive reinsurance company, First American Reinsurance Company (FARC) in order to share in underwriting gains achieved on the book of business. The associated premium revenue for the quarter ended January 31, 1999 was $284,000, as compared to $42,000 for the same quarter in 1998. Revenue's from the Company's traditional vision care savings product decreased 11% from the same three-month period in 1998 to $1,114,000. Revenues from this line were $2,138,000 for the six-month period ended January 31, 1999 as compared to $2,634,000 for the same period in 1998. The decrease was due to the loss of two large customers.

Management expects revenues to remain strong in the remaining half of the year as a result of continued strength in all of the Company's vision care plans and continued market acceptance of the plans. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues compared to other quarters.

Total operating expenses increased 14% for the quarter ended January 31, 1999 to $2,028,000. Total operating expenses for the year to date 1999 increased 6% to $3,998,000. Decreases in sales and marketing were offset by increases in direct membership, and general and administrative expenses.

Sales and marketing costs decreased 25% to $367,000 for the quarter ended January 31, 1999, as compared to $489,000 for the quarter ended January 31, 1998. Sales and marketing expense for the six-month period ended January 31, 1999 was $718,000 as compared to $1,082,000 for the same period in 1998. The decrease is due to a cost containment program implemented last year. The program realigned the sales staff, centralized the sales support function and streamlined the sales process that resulted in reduced salaries, office, travel, advertising and administrative expense.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions increased to $655,000 for the quarter and decreased to $1,360,000 for the six months ended January 31, 1999, as compared to $636,000 and $1,382,000 for the same periods in 1998. The direct membership costs for the current quarter increased in correspondence to the increase in revenues. The year- to-date costs have decreased as a result of the 1998 implementation of a new managed care information system.

General and administration expenses totaled $692,000 for the quarter and $1,303,000 for the six months ended January 31, 1999, as compared to $500,000 and $998,000 for the same periods in 1998. The increase was due to the addition of staff and associated expenses required to complete the specialized Knox-Keene Health Care licensing and begin preparation for ECPA of California to administer vision plans, as well as additional staff and consulting expense associated with the implementation of the new managed care information system.

Reinsurance Expense for the three and six month periods ended January 31, 1999 was $166,000 and $319,000, as compared to $8,000 for the three and six-month periods ended January 31, 1998. The increase in reinsurance expense is attributable to the increase in reinsurance revenue. FARC was created and began assuming business in January 1998, therefore the reinsurance revenue and expense was not material.

Depreciation was $135,000 for the three months and $270,000 for the six months ended January 31, 1999, as compared to $125,000 and $255,000 for the corresponding periods in the prior year. The increase is due to minor capital additions associated with the upgrade of telephone and computer systems, as well as increased depreciation on a client server computer system.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $21,000 for three months and $100,000 for the six months ended January 31, 1999, as compared to $41,000 and $81,000 for the corresponding periods in 1998. The decrease for the quarter ended January 31, 1999 as compared to the quarter ended January 31, 1998 is due to lower average invested yields, combined with lower average cash and marketable securities balances. The second quarter decrease is offset by a first quarter gain on the sale and reinvestment of certain U.S. Treasury Securities.

Interest expense increased slightly for the three months and decreased for the six-month periods ended January 31, 1999 as compared to the same periods in 1998. The slight increase in the current quarter was due to an adjustment to the amortization schedule of a capital lease. The decrease of the year to date interest expense is a result of repayments of borrowings by the ESOP trust, which are guaranteed and therefore recorded by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,605,000 and the current ratio was 1.9 to 1 at January 31, 1999, while cash, cash equivalents and marketable securities comprised $1,236,000. The Company's principal source of funds during the first half was from investing activities.

YEAR 2000

The Company formed a Year 2000 Task Force over two years ago to perform a comprehensive review of its core business applications (information technology ("IT") and non-IT). The review was performed in conjunction with planning efforts to enhance the Company's existing infrastructure and to support the Company's addition of full-benefit insured and self-funded group vision care products. From this effort, a managed vision care software system was purchased to support the new products and to replace the software system utilized for the vision care savings product. In addition, other information systems were identified for upgrade. In no case was a system replaced or purchased solely because of Year 2000 issues. Thus, the Company does not believe the costs of these software replacements are specifically Year 2000 related.

The Company is currently testing improvements, related to Year 2000 issues, from its software vendors. The testing is approximately 85% complete and implementation is expected to be complete by April 1999. The Company believes that it will not incur additional material costs in the implementation of the improvements.

The Company is also working with its non-IT systems vendors. Testing on these modifications is 90% complete and implementation is expected by the end of third quarter 1999.

The Company continues to verify Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company will formulate a contingency plan if it identifies vendors or customers that it feels will not be compliant.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference to the Company's 1998 Definitive Notice and Proxy Statement filed November 12, 1998.

     Item 4(a) Annual Meeting of Shareholders - December 11, 1999

     Item 4(b) Proposal # 1 - Election of Directors

                          John R.  Behrmann    2,558,082    For
                                                       5    Withhold Authority
                                                   3,412    Broker Non-Votes

                          Robert J. Delsol     2,558,082    For
                                                       5    Withhold Authority
                                                   3,412    Broker Non-Votes

                          John W. Heidt        2,558,082    For
                                                       5    Withhold Authority
                                                   3,412    Broker Non-Votes

                          James J. Meenaghan   2,558,082    For
                                                       5    Withhold Authority
                                                   3,412    Broker Non-Votes

                          Thomas B. Morgan     2,558,082    For
                                                       5    Withhold Authority
                                                   3,412    Broker Non-Votes

                          John A. Raycraft     2,558,082    For
                                                       5    Withhold Authority
                                                   3,412    Broker Non-Votes

                          Robert M. Topol      2,558,082    For
                                                       5    Withhold Authority
                                                   3,412    Broker Non-Votes

     Item 4(c) Proposal # 2 - To ratify the Board of Directors recommendation to appoint KPMG Peat Marwick the Company's independent public accountants for fiscal year 1999.

                                               2,558,082    For
                                                       0    Against
                                                       6    Abstain
                                                   3,412    Broker Non-Votes

               Proposal # 3 - To approve the Company's 1998 Stock Option Plan.

                                              2,558,082    For
                                                 68,444    Against
                                                  1,500    Abstain
                                                712,385    Broker Non-Votes

     Item 4(d) There were no settlements between registrant and any other participant terminating any solicitation, subject to Rule 14a-11

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

FIRST AMERICAN HEALTH CONCEPTS, INC.
          (Registrant)

By: /s/ John A. Raycraft
    ---------------------------------------------------------
        John A. Raycraft
        President and Chief Executive Officer


By: /s/ Margaret M. Eardley
    ---------------------------------------------------------
        Margaret M. Eardley
        Vice President of Finance and Chief Financial Officer


Date: March 15, 1999