Form 10QSB
period 1999-04-30
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1999-06-15
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended April 30, 1999.

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

Registrant's common stock outstanding at May 25, 1999 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.


                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                 APRIL 30, 1999


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1  Financial Statements (Unaudited)

         Balance Sheet as of April 30, 1999 ................................. 3

         Statement of Operations for the quarters and nine months
           ended April 30, 1999 and 1998..................................... 4

         Statement of Cash Flows for the nine months
           ended April 30, 1999 and 1998..................................... 5

Notes to the Financial Statements............................................ 6

Item 2.Management's Discussion and Analysis.................................. 7


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................. 9

Item 6.  Exhibits and Reports on Form 8-K.................................... 9

SIGNATURES.................................................................. 10

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS                                                                   4/30/99
--------------------------------------------------------------------------------

Current Assets:
           Cash and cash equivalents                                    450,105
           Marketable investment securities                             747,167
           Member fees receivable, net of allowance for
              doubtful accounts of $37,870                            2,509,434
           Note receivable-officer, current                              28,355
           Deferred expenses                                            569,098
           Prepaid expenses and other current assets                    415,883
           Income tax receivable                                        120,003
                                                                     ----------
                Total Current Assets                                  4,840,045

Property and Equipment:
           Office furniture and fixtures                                318,986
           Office equipment                                           3,386,337
           Leasehold improvements                                       201,083
                                                                     ----------
                                                                      3,906,406
           Less accumulated depreciation and amortization            (2,164,916)
                                                                     ----------
                Net Property and Equipment                            1,741,490

Deferred  Costs                                                         785,632
                                                                     ----------

                Total Assets                                          7,367,167
                                                                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
           Accounts payable                                             260,137
           Current portion of capital lease obligation                    2,278
           Current portion of bank loan (Note 2)                         42,200
           Deferred revenue                                             789,658
           Accrued expenses and other current liabilities               147,093
           Deferred income taxes                                        504,155
                                                                     ----------
                Total Current Liabilities                             1,745,521


Shareholders' Equity:
           Common stock, no par value; Authorized
              8,000,000 shares; Issued, 3,072,838 shares                757,296
           Additional paid-in capital                                 2,554,348
           Net unrealized gain on marketable investment securities        2,224
           Unearned ESOP shares (Note 2)                                (57,493)
           Retained earnings                                          3,851,002
                                                                     ----------
                                                                      7,107,377
           Treasury stock, at cost, 468,102 shares                   (1,485,731)
                                                                     ----------
                Total Shareholders' Equity                            5,621,646
                                                                     ----------

                Total Liabilities and Shareholders' Equity            7,367,167
                                                                     ==========

                See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                          Quarter ended April 30,    Nine months ended April 30,
                                        --------------------------   ---------------------------
                                            1999           1998          1999           1998
                                        -----------    -----------    -----------    -----------
Fee revenues                            $ 1,895,712    $ 1,831,621    $ 5,276,852    $ 5,772,539
Reinsurance revenues                        350,616        167,388        853,766        209,476
                                        -----------    -----------    -----------    -----------
  Total                                   2,246,328      1,999,009      6,130,618      5,982,015

Operating Expenses:
  Sales and marketing costs                 239,427        367,800        957,594      1,457,967
  Direct membership costs                   624,082        698,016      1,985,301      2,080,121
  General and administration                592,101        487,068      1,894,627      1,477,155
  Reinsurance expense                       277,108        126,140        596,605        133,929
  ESOP charges                               11,504         14,652         38,452         43,990
  Depreciation                              135,973        130,112        405,829        385,484
                                        -----------    -----------    -----------    -----------
    Total Operating Expenses              1,880,195      1,823,788      5,878,408      5,578,646
                                        -----------    -----------    -----------    -----------

    Operating Income                        366,133        175,221        252,210        403,369

Non-operating Income (Expense):
  Interest income                            16,753         35,490        117,068        116,321
  Interest expense                             (916)        (3,770)        (8,943)       (13,134)
                                        -----------    -----------    -----------    -----------
    Total Non-operating Income               15,837         31,720        108,125        103,187

    Income Before Income Taxes              381,970        206,941        360,335        506,556

Income Taxes                                141,372         80,252        133,153        194,106
                                        -----------    -----------    -----------    -----------

    Net Income                          $   240,598    $   126,689    $   227,182    $   312,450
                                        ===========    ===========    ===========    ===========

Net Income/(Loss) Per Share - Basic     $      0.09    $      0.05    $      0.09    $      0.12
                                        ===========    ===========    ===========    ===========

Net Income/(Loss) Per Share - Diluted   $      0.09    $      0.05    $      0.09    $      0.12
                                        ===========    ===========    ===========    ===========

Weighted Average Shares
  Outstanding - Basic                     2,604,736      2,564,736      2,596,091      2,558,143
                                        ===========    ===========    ===========    ===========

Weighted Average Shares
  Outstanding - Diluted                   2,625,112      2,614,183      2,626,851      2,614,855
                                        ===========    ===========    ===========    ===========

                See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                               Nine months ended April 30,
                                                               ---------------------------
                                                                   1999           1998
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income/(loss)                                            $   227,182    $   312,450
  Adjustments to reconcile net income/(net loss)
    to net cash provided by operating activities:
    Depreciation                                                   405,829        385,484
    ESOP shares committed to be released                            38,452         43,990
    Change In Assets and Liabilities:
    (Increase) decrease in member fees receivable               (1,122,988)      (231,059)
    (Increase) decrease in deferred expenses                      (415,598)      (111,194)
    Decrease (increase)  in prepaid expenses and
      other current assets                                         154,235       (326,201)
    Decrease (increase) in income tax receivable                   129,899             --
    Increase (decrease) in accounts payable                         52,478        277,013
    Increase (decrease) in income taxes payable                         --        191,504
    (Decrease) increase in deferred revenue                       (484,769)       381,069
    (Decrease) increase in accrued expenses and
      other current liabilities                                     (7,860)       (44,335)
                                                               -----------    -----------

      Net Cash (Used) Provided by Operating Activities          (1,023,140)       878,721

Cash Flows from Investing Activities:
  Decrease in marketable investment securities                     255,169      1,150,081
  Decrease in note receivable-officer                               17,170         17,306
  Purchases of property and equipment                             (146,949)      (961,264)
                                                               -----------    -----------

      Net Cash Provided (Used)  By Investing Activities            125,390        206,123

Cash Flows from Financing Activities:
  Purchase of treasury stock                                            --          3,889
  Proceeds from stock options exercised                             75,749         26,250
  Repayments of bank loan                                          (63,300)       (63,300)
  Repayments of capital lease obligation                            (7,353)       (15,219)
                                                               -----------    -----------
      Net Cash Provided (Used) By Financing Activities               5,096        (48,380)

      Net Decrease in Cash and Cash Equivalents                   (892,654)     1,036,464

  Cash and Cash Equivalents, Beginning of Period                 1,342,759        547,686
                                                               -----------    -----------

  Cash and Cash Equivalents, End of Period                     $   450,105    $ 1,584,150
                                                               ===========    ===========


Supplemental Disclosures of Non-Cash Activities:
  Unrealized gain (loss) on marketable investment securities   $       176    $    (3,795)
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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1998 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 28, 1998. Operating results for the three months and nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

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

Minimum remaining principal payments required to be made during fiscal years ending July 31 are as follows: 1999 - $21,100; 2000 - $21,100.

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

RESULTS OF OPERATIONS

Operating revenues for the quarter ended April 30, 1999 were $2,246,000 compared to $1,999,000 for the quarter ended April 30, 1998, an increase of over 12%. Revenues generated from the Company's indemnity plans increased 35% to $841,000 for the third quarter 1999, as compared to $623,000 for the same period in the prior year. Indemnity plan revenues for the three-quarters ended April 30, 1999 are $2,258,000; a 46% increase over the same period in 1998. Prior to 1998, revenues on indemnity plans were essentially fee based. In early 1998, FAHC formed a captive reinsurance company, First American Reinsurance Company (FARC) in order to share in underwriting gains achieved on the book of business. The associated premium revenue for the quarter ended April 30, 1999 was $351,000, as compared to $167,000 for the same quarter in 1998. Revenue's from the Company's traditional vision care savings product increased 7% from the same three-month period in 1998 to $1,209,000. Revenues from this line were $3,347,000 for the nine-month period ended April 30, 1999 as compared to $3,485,000 for the same period in 1998. The decrease was due to the loss of two large customers. Management expects revenues to remain strong in the remaining quarter of the year as a result of continued strength in all of the Company's vision care plans effective January 1, 1999, continued market acceptance of the plans and favorable new contract terms negotiated with the fronting carrier.

Total operating expenses increased 3% for the quarter ended April 30, 1999 to $1,880,000. Total operating expenses for the year to date 1999 increased 5% to $5,878,000. Decreases in sales and marketing, and direct membership were offset by increases in general and administrative expenses, and reinsurance expenses.

Sales and marketing costs decreased 35% to $239,000 for the quarter ended April 30, 1999, as compared to $368,000 for the quarter ended April 30, 1998. Sales and marketing expense for the nine-month period ended April 30, 1999 was $958,000 as compared to $1,458,000 for the same period in 1998. The decrease is due to a cost containment program implemented last year. The program realigned the sales staff, centralized the sales support function and streamlined the sales process that resulted in reduced salaries, travel, advertising and administrative expense.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions decreased to $624,000 for the quarter and $1,985,000 for the nine months ended April 30, 1999, as compared to $698,000 and $2,080,000 for the same periods in 1998. Both the quarter and the year to date expenses decreased as operating efficiencies are achieved through utilization of the managed care information system that was fully implemented last year.

General and administration expenses totaled $592,000 for the quarter and $1,895,000 for the nine months ended April 30, 1999, as compared to $487,000 and $1,477,000 for the same periods in 1998. The increase was due to the addition of staff and associated expenses required to complete the specialized Knox-Keene Health Care licensing and begin preparation for ECPA of California to administer vision plans, as well as additional staff and consulting expense associated with the implementation of the new managed care information system.

Reinsurance expense totaled $277,000 for the quarter and $597,000 for the nine months ended April 30, 1999, as compared to $126,000 and $134,000 for the corresponding periods in 1998. The increase is due to increased premium volume.

Depreciation was $136,000 for the three months and $406,000 for the nine months ended April 30, 1999, as compared to $130,000 and $385,000 for the corresponding periods in the prior year. The increase is due to minor capital additions associated with the upgrade of telephone and computer systems, as well as increased depreciation on a client server computer system.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $17,000 for three months and $117,000 for the nine months ended April 30, 1999, as compared to $35,000 and $116,000 for the corresponding periods in 1998. The decrease for the quarter ended April 30, 1999 as compared to the quarter ended April 30, 1998 is due to lower average invested balances. The second and third quarter decreases are offset by a first quarter gain on the sale and reinvestment of certain U.S. Treasury Securities.

Interest expense decreased slightly for both the quarter and the year to date. The decrease is a result of repayments of borrowings by the ESOP trust, which are guaranteed and therefore recorded by the Company. The ESOP commitment will be paid in full during the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3,095,000 and the current ratio was 2.8 to 1 at April 30, 1999, while cash, cash equivalents and marketable securities comprised $1,197,000. The Company's principal source of funds during the first half was from investing activities.

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

The Company is currently testing improvements, related to Year 2000 issues, from its software vendors. The testing is approximately 90% complete and implementation is expected to be complete by June 1999. The Company believes that it will not incur additional material costs in the implementation of the improvements.

The Company is also working with its non-IT systems vendors. Testing on these modifications is 90% complete and implementation is expected by May 1999.

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



First American Health Concepts, Inc.
------------------------------------
           (Registrant)


By:      John A. Raycraft
    --------------------------------
         John A. Raycraft
         President and Chief Executive Officer


By:      Margaret M. Eardley
    --------------------------------
         Margaret M. Eardley
         Vice President of Finance and Chief Financial Officer



Date:    May 25, 1999