Form 10KSB40
period 1999-07-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1999-10-29
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year August 1, 1998 to July 31, 1999.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the fiscal year ended July 31, 1999 was $8,447,291.

Registrant's Common Stock outstanding at October 19, 1999 was 2,604,736 shares after deducting 468,102 shares of treasury stock. At such date, the aggregate market value of Registrant's Common stock held by non-affiliates, based upon the closing price at which such stock was sold on AMEX on such date was approximately $3,933,256.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 10, 1999 are incorporated in Part III as set forth herein.

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.   Description of Business                                              3
Item 2.   Description of Property                                              3
Item 3.   Legal Proceedings                                                    4
Item 4.   Submission of Matters to a Vote of Security Holders                  4

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters             4
Item 6.   Management's Discussion and Analysis                                 5
Item 7.   Financial Statements                                                 8
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                 8

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act                   9
Item 10.  Executive Compensation                                               9
Item 11.  Security Ownership of Certain Beneficial Owners and Management      10
Item 12.  Certain Relationships and Related Transactions                      10
Item 13.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                    11

PART I
FIRST AMERICAN HEALTH CONCEPTS, INC.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     First American Health Concepts, Inc. ("FAHC" or the "Company") was incorporated in Arizona in 1981 and first offered common stock publicly in October 1985. FAHC markets and administers vision care programs under the registered trade names of Eye Care Plan of America(R) and ECPA(R).

     Initially, FAHC's growth came from the development of a direct access preferred pricing program. This program is delivered through a national preferred provider (PPO) network of independent and retail optometrists, opticians and ophthalmologists. The most significant growth in the past three years has occurred in the self funded products and the insured products that are underwritten by primary insurance carriers. Prior to January 1998, the Company received administrative fee revenue in association with the insured revenue. In January 1998, FAHC formed a captive reinsurance company, First American Reinsurance Company (FARC) in order to share in the underwriting profits of the primary carrier.

BUSINESS OF ISSUER

     FAHC markets and administers three related products under its d.b.a. ECPA; a direct access preferred pricing program, an insured program underwritten by various insurance carriers and a self funded program.

     The direct access preferred pricing program membership accesses providers directly and obtains savings on products and services based upon fee schedule agreements. The insured and self funded programs are similar. Members access providers directly and pay only a co-payment (if applicable) for scheduled vision care benefits. The Company performs the claims administration for the underwriting carrier and interacts directly with the providers. Insured benefits are underwritten by Security Life Insurance Company of America (founded in 1956, Minnetonka, Minnesota) and The MEGA Life and Health Insurance Company (founded in 1982, Oklahoma City, Oklahoma).

     The preferred pricing, insured and self funded products are distributed both directly and through a broker/agent network to employers and other sponsors having access to ten or more employees, clients or customers. Existing and potential sponsors include employer groups, insurance carriers, third party administrators, health maintenance organizations, multiple employer trusts, financial institutions, associations, labor unions, governmental bodies and political subdivisions.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases an aggregate of 17,000 square feet of Class B office space for its sales and administrative offices. The Company's headquarters office in Phoenix, Arizona is leased at an effective rate of $21,902 per month with an expiration date of September 2002. Sales offices are located in California, Colorado, Georgia, Massachusetts and Ohio with effective rates ranging from $400 to $1,800 per month and lease expiration dates through March 2002.

     The Company maintains cash reserves for use in corporate expansion, financing growth of its business and general corporate purposes. FAHC invests excess cash in interest-bearing securities including U.S. Treasuries, generally with maturities of less than one year. The Company also invests in equity securities consisting of preferred stock. Investments are governed by guidelines established by a committee of the Board of Directors and are generally not limited by type.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

FIRST AMERICAN HEALTH CONCEPTS, INC.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common                      Trading Range During the
     Stock Prices                   Years Ended July 31,
                            -------------------------------------
                                 1999                  1998
                            ---------------       ---------------
                             High     Low          High      Low
                            ------   ------       ------   ------
     Quarter Ended:
       October 31           $4 3/8   $3 1/2       $5       $2 7/8
       January 31           $4 1/4   $3 1/2       $5 1/2   $2 7/8
       April 30             $5       $2 7/8       $5       $3 1/4
       July 31              $4 1/4   $2 3/4       $5 1/4   $3 1/2

     Beginning August 4, 1999 the Company's common stock is traded on the American Stock Exchange (symbol: FAH) in order to take advantage of the AMEX specialist system. From February 27, 1995 to August 3, 1999, the Company's common stock has traded on the NASDAQ National Market System (symbol: FAHC). Prior to that date, common shares were traded on the NASDAQ Over-the-Counter Market. On October 4, 1999 there were approximately 102 shareholders of record, not including those shares held in street name. The Company has neither declared nor paid any cash dividends to date and does not plan to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-KSB contains forward-looking statements. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.

RESULTS OF OPERATIONS

     First American Health Concepts, Inc. ("FAHC" or the "Company") reported an 8% increase in operating revenues, with a growth from $7,809,000 for 1998 to $8,447,000 for 1999. Products comprising total operating revenues include non-insured product of $4,446,000, insured and self-funded product revenues of $3,360,000 and other incidental income of $641,000. While the non-insured product still generated the largest portion of the Company's revenues, its revenues did decrease 7% from the year ended July 31, 1998. This decrease is a reflection of changing market demand for vision care preferred pricing or "discount" programs that the Company has been anticipating for several years. Market research continues to show an increasing demand for full-benefit, managed vision care programs. The Company's $1,296,000 increase in insured and self-funded product revenues supports this research. The Company anticipates that revenues from its managed vision care programs (insured and self-funded) will continue to be the source of growth in the future. This is the reason that FARC was formed in January 1998. FARC assumes a portion of the insured premium from the underwriting carrier through a Quota Share agreement. The premium assumed under this agreement during fiscal 1999 was $1,396,000 of the insured and self-funded revenues discussed above. The premium assumed during fiscal 1998 was $398,000.

     The Company does not experience significant seasonal fluctuations. While the non-insured product membership is renewed annually, most fees are remitted and recognized as revenue monthly. The insured product and self-funded products are calculated and billed monthly and recognized accordingly. The Company's largest growth in membership, and resultant revenues, normally occurs in its second and third quarters due to the significant number of companies whose benefits are coordinated with the calendar year.

     Total operating expenses increased 7%, from $7,366,000 in 1998 to $7,893,000 in 1999. However, total operating expenses decreased as a percentage of total operating revenue from 94% in 1998 to 93% in 1999. While increases in operating expenses in recent years have reflected an investment in the infrastructure necessary to support managed vision care, this year's increase is actually less than the increase in operating revenues and indicates the efficiencies achieved through the completed multi year investment that created the infrastructure required to administer a managed vision care program.

     Sales and marketing expenses were $1,839,000 in 1998 compared to $1,304,000 in 1999. This 29% decrease was the result of a cost containment program implemented in 1998. The program realigned the sales staff, centralized the sales support function and streamlined the sales process that resulted in reduced salaries, travel and administrative expense. Expenses decreased despite the addition of sales staff.

     Direct membership expenses decreased 10%, from $2,758,000 for 1998 compared to $2,477,000 for 1999. These costs are associated with supplying vision plan members with membership materials, maintaining a national provider network and administering claims processing functions. The decrease was achieved through the realization of operating efficiencies gained through the utilization of the managed care information system that was fully implemented last fiscal year.

     General and administrative expenses were $1,933,000 in 1998 compared to $2,513,000 in 1999. The increase was due to the addition of staff and associated expenses required to complete the specialized Knox-Keene Health Care licensing and begin preparation for ECPA of California to administer vision plans.

     Reinsurance expense increased from $257,000 in 1998 to $1,007,000 in 1999. Reinsurance expense is the claims, marketing and administration expense associated with the assumed reinsurance premium. FARC was created in January 1998 and only assumed insured business incepting during or after January 1998, all other insured revenue was fee related and only included overhead expense. All new insured business written in 1999, plus all business written January 1, 1998 and later, was subject to the Quota Share agreement in fiscal 1999. Furthermore, beginning July 1, 1999 all business written prior to January 1998 is also subject to the Quota Share agreement. Therefore, the increase in reinsurance expense corresponds to the increase in reinsurance revenue.

     Depreciation increased from $519,000 for 1998 to $542,000 for 1999. The small increase is due to minor capital additions associated with the upgrade of the telephone and computer systems, as well as increased depreciation on the managed care information system.

     Interest income was $163,000 in 1998 compared to $146,000 in 1999. The decrease is due to lower average invested balances.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $3,197,000 and the current ratio was 2.5 to 1 at July 31, 1999. Cash and cash equivalents and marketable investment securities totaled $1,866,000.

     The Company's cash and cash equivalents increased $283,000 from the 1998 balance to $1,626,000 at July 31, 1999. The Company's principal source of funds for the year ended July 31, 1999 was cash flow from investment activities.

     Management anticipates moderate expansion in 2000 through capital additions and infrastructure expenditures to accommodate growth as it occurs. The Company believes its ongoing cash flow will support all anticipated capital expenditures and operating expenses.

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

     The Company is currently testing improvements, related to Year 2000 issues, from its software vendors. The testing is approximately 90% complete and implementation is expected to be complete by November 1999. The Company believes that it will not incur additional material costs in the implementation of the improvements.

     The Company is also working with its non-IT systems vendors. Testing on these modifications is complete and implementation is expected by November 1999.

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

CONTRACTUAL ARRANGEMENTS

     The Company's insured line of business is underwritten by Security Life Insurance Company of America (SLICA) and The MEGA Life and Health Insurance Company (MEGA). According to the management agreement with SLICA (dated April 15, 1992), SLICA is responsible to "process, investigate, settle and pay all claims arising," including claims underwritten by the MEGA Life and Health Insurance Company. The Company assumes both premium and risk of loss on the policies under the terms of a Reinsurance Agreement between FARC and SLICA (dated January 1, 1998). The risk of loss is based upon the schedule of benefits attached to each policy. Under the terms of the agreement, SLICA retains adequate cash reserves on a funds withheld basis.

LICENSURE ISSUES

     The Company markets and administers insured vision care under its own licenses or the license of its insurance carrier in each state where insured vision care is provided. To meet legal and regulatory requirements, a new subsidiary, First American Administrators, Inc. (FAA) was created to provide these services. Both FAHC and FAA hold various third-party administrator licenses in markets where they do business. The Company holds 20 licenses at the present time, 10 states do not require a license. The Company anticipates completing the licensing process in the remaining states in 2000.

     The primary licensing activity involving FAHC's subsidiary, Eye Care Plan of American - California, Inc. (ECPA-CA) resulted in the filing of an application for licensure as a Specialized Knox-Keene Health Care Services Organization in the State of California. Upon review and approval of this application by the California Department of Corporations, ECPA-CA will also provide a complete complement of vision care services in the State of California.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted, and it should be reported as a cumulative effect of a change in accounting principle. This new standard, which will be effective for the Company for the fiscal year ending July 31, 2000, was evaluated by management and any relevant costs will be expensed during the quarter ending October 31, 1999.

     There are certain matters affecting accounting and disclosure, which have been pronounced by authoritative accounting bodies other than the FASB. Management has evaluated and implemented those currently required, and is evaluating the applicability and impact of those pronouncements that are not yet effective.

ITEM 7. FINANCIAL STATEMENTS

     The Company's financial statements and notes thereto are included in this report beginning at page 12.

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

                                                Current Title and Positions
Executive Officer         Age at 7/31/99       Held During the Last Five Years
-----------------         --------------    ------------------------------------
John A. Raycraft                52          Chief  Executive  Officer  since May
                                            1993;    President    since    1992;
                                            Executive  Vice  President from 1991
                                            to 1992.

Laura J. Arnold                 38          Vice President of Provider Relations
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

Deborah L. Brady                42          Vice  President  of   Administration
                                            since    June    1997;    Membership
                                            Accounting  Manager  for FHP  Health
                                            Care from  1996 to 1997,  Operations
                                            Manager  for CIGNA  HealthCare  from
                                            1995 to 1996,  Director & Manager of
                                            Enrollment Processing for PCS Health
                                            Systems, Inc. from 1993 to 1995.

James D. Hyman                  54          Vice   President  of  Marketing  and
                                            Sales since August 1998; a Principal
                                            & Vice President of Managed Care for
                                            Physicians Eyecare Network, Inc.
                                            from 1993 to 1996, Vice President of
                                            Marketing for Davis Vision, Inc.
                                            from 1987 to 1993.

Carolyn Hall                    59          Secretary  and Treasurer since 1988;
                                            Secretary since 1987.

Margaret Eardley                30          Vice  President of Finance and Chief
                                            Financial   Officer   since  October
                                            1998;  Vice President of Finance for
                                            Cedar Hill  Assurance  Company  from
                                            1997  to  1998,   Vice  President  &
                                            Treasurer,  Assistant Vice President
                                            of Finance and  Finance  Manager for
                                            Republic Western  Insurance  Company
                                            from 1991 to 1997.

Burt Leonard                    45          Director   of   Information  Systems
                                            since   June   1999;  President  for
                                            Western Software Technologies from
                                            1993 to 1999.

ITEM 10. EXECUTIVE COMPENSATION

     Additional information called for by this Item is incorporated by reference to the Company's 1999 Definitive Notice and Proxy Statement

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated by reference from the "Notice of Meeting and Proxy Statement" filed herewith as Exhibit 28.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note is secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1999 was $28,794.

     Additional information called for by this Item is incorporated by reference to the Company's 1999 Definitive Notice and Proxy Statement

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit
         Number          Description                    Method of Filing
         ------          -----------                    ----------------
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

         3-B      Bylaws of the Company         Incorporated by reference to
                                                Exhibit 3-B of 1992 10-K.

         4-A      Specimen Stock Certificate    Incorporated by reference to
                                                Exhibit 4-A of S-18 33-00118-LA

          27      Financial Data Schedule       Filed herewith

          28      Notice of Meeting and         Incorporated by reference to the
                  Proxy Statement               Company's 1999 Definitive Notice
                                                and Proxy Statement

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

                                        FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                                  (Registrant)

Date: October 19, 1999
                                        By /s/ John A. Raycraft
                                           -------------------------------------
                                           John A. Raycraft
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                              Date
     ---------                         -----                              ----

/s/ John A. Raycraft            President and Chief                     10/19/99
----------------------------    Executive Officer
(John A. Raycraft)


/s/ Margaret M. Eardley         Vice President Finance and              10/19/99
----------------------------    Chief Financial Officer
(Margaret M. Eardley)


/s/ John R. Behrmann            Chairman of the Board                   10/19/99
----------------------------
(John R. Behrmann)


/s/ Robert J. Delsol            Director                                10/19/99
----------------------------
Robert J. Delsol


/s/ Thomas B. Morgan            Director                                10/19/99
----------------------------
(Thomas B. Morgan)


/s/ Robert M. Topol             Director                                10/19/99
----------------------------
(Robert M. Topol)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
First American Health Concepts, Inc.:


We have audited the accompanying consolidated balance sheet of First American Health Concepts, Inc. and subsidiaries as of July 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Health Concepts, Inc. and subsidiaries as of July 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 1999 in conformity with generally accepted accounting principles.


                                         KPMG LLP


Phoenix, Arizona
October 13, 1999

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  July 31, 1999

                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $ 1,625,874
  Marketable investment securities (note 2)                             239,875
  Member fees receivable, net of allowance of $37,870                 2,407,109
  Note receivable -- officer (note 3)                                    28,794
  Deferred costs                                                        287,857
  Prepaid expenses                                                      149,950
  Income taxes receivable                                               382,889
  Other current assets                                                  175,766
                                                                    -----------
        Total current assets                                          5,298,114
                                                                    -----------
Property and equipment:
  Office furniture and fixtures                                         318,986
  Computers and office equipment                                      3,543,137
  Leasehold improvements                                                201,083
                                                                    -----------
                                                                      4,063,206
  Less accumulated depreciation and amortization                     (2,300,889)
                                                                    -----------
        Net property and equipment                                    1,762,317
                                                                    -----------
Deferred costs                                                        1,011,305
                                                                    -----------
        Total assets                                                $ 8,071,736
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    60,925
  Bank loan, current (note 7)                                            21,100
  Accrued expenses                                                      168,448
  Deferred tax liability                                                748,972
  Deferred revenue                                                    1,101,638
                                                                    -----------
        Total current liabilities                                     2,101,083

Shareholders' equity (notes 6 and 7):
  Common stock, no par value; authorized,
    8,000,000 shares; issued 3,072,838 shares                           757,296
  Additional paid-in capital                                          2,565,067
  Retained earnings                                                   4,167,479
  Unearned ESOP shares (note 7)                                         (22,560)
  Net unrealized loss on marketable investment
    securities (note 2)                                                 (10,897)
                                                                    -----------
                                                                      7,456,385
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                    -----------
        Total shareholders' equity                                    5,970,653

Commitments and contingencies (notes 4, 7, 10 and 11)
                                                                    -----------
        Total liabilities and shareholders' equity                  $ 8,071,736
                                                                    ===========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                       Years ended July 31, 1999 and 1998

                                                      1999             1998
                                                   -----------      -----------
Operating revenues:
  Fee revenues                                     $ 7,051,722        7,411,460
  Reinsurance revenues                               1,395,569          397,662
                                                   -----------      -----------
        Total operating revenues                     8,447,291        7,809,122

Operating expenses:
  Sales and marketing expenses                       1,304,004        1,838,767
  Direct membership expenses                         2,477,132        2,757,550
  General and administrative expenses                2,512,752        1,933,267
  Reinsurance expense                                1,006,937          257,379
  Depreciation                                         541,802          519,319
  ESOP charges (note 7)                                 50,770           59,951
                                                   -----------      -----------
        Total operating expenses                     7,893,397        7,366,233
                                                   -----------      -----------
        Operating income                               553,894          442,889
                                                   -----------      -----------
Non-operating income (expense):
  Interest income                                      146,170          163,164
  Interest expense                                      (6,725)         (16,286)
                                                   -----------      -----------
        Total non-operating income                     139,445          146,878
                                                   -----------      -----------
        Income before income taxes                     693,339          589,767

Income taxes (note 9)                                  149,680          239,049
                                                   -----------      -----------
  Net income                                       $   543,659          350,718
                                                   ===========      ===========
Net income per share - basic                       $      0.21             0.14
                                                   ===========      ===========
Net income per share - diluted                     $      0.21             0.14
                                                   ===========      ===========
Weighted average common and equivalent
  shares outstanding - basic                         2,598,270        2,559,750
                                                   ===========      ===========
Weighted average common and equivalent
  shares outstanding - diluted                       2,627,541        2,559,750
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                             July 31, 1999 and 1998

                                                                                      NET UNREALIZED
                                                                                      GAIN (LOSS) ON
                           OUTSTANDING             ADDITIONAL               UNEARNED    MARKETABLE                    TOTAL
                             COMMON      COMMON     PAID-IN      RETAINED     ESOP      INVESTMENT     TREASURY    SHAREHOLDERS'
                             SHARES      STOCK      CAPITAL      EARNINGS    SHARES     SECURITIES      STOCK         EQUITY
                             ------      -----      -------      --------    ------     ----------      -----         ------
Balances at July 31, 1997   2,544,736   $655,296   $2,552,223   $3,273,102  $175,164)    $  4,923    $(1,485,732)   $4,824,648

Stock options exercised        20,000     26,250           --           --        --           --             --        26,250
Net unrealized gain (loss)
  on marketable
  investment securities            --         --           --           --        --       (2,875)            --        (2,875)
Income tax benefit arising
  from employee stock
  option plan                      --         --       21,393           --        --           --             --        21,393
Cost of ESOP shares
  released                         --         --      (19,268)          --    79,219           --             --        59,951
Net income                         --         --           --      350,718        --           --             --       350,718
                            ---------   --------   ----------   ----------  --------     --------    -----------    ----------
Balances at July 31, 1998   2,564,736   $681,546   $2,554,348   $3,623,820  $(95,945)    $  2,048    $(1,485,732)   $5,280,085

Stock options exercised        40,000     75,750           --           --        --           --             --        75,750
Net unrealized gain (loss)
  on marketable
  investment securities            --         --           --           --        --      (12,945)            --       (12,945)
Income tax benefit arising
  from employee stock
  option plan                      --         --       33,333           --        --           --             --        33,333
Cost of ESOP shares
  released                         --         --      (22,614)          --    73,385           --             --        50,771
Net income                         --         --           --      543,659        --           --             --       543,659
                            =========   ========   ==========   ==========  ========     ========    ===========    ==========
Balances at July 31, 1999   2,604,736   $757,296   $2,565,067   $4,167,479  $(22,560)    $(10,897)   $(1,485,732)   $5,970,653
                            =========   ========   ==========   ==========  ========     ========    ===========    ==========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                       Years ended July 31, 1999 and 1998

                                                         1999          1998
                                                      -----------   -----------
Cash flows from operating activities:
  Net income                                          $   543,659       350,718
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                          541,802       519,319
    Income tax benefit arising from stock
      option plan                                          33,333        21,393
    ESOP shares committed to be released                   50,771        59,951
    Provision for losses on accounts receivable                 0        37,870
    Increase in deferred taxes                            244,817       406,155
    Changes in assets and liabilities:
      Increase in member fees receivable                 (835,020)     (482,259)
      Increase in deferred costs                         (360,030)     (707,864)
      (Decrease) increase in prepaid expenses and
        other current assets                               58,759       (94,271)
      Decrease (increase) in income taxes receivable     (132,987)     (127,061)
      (Decrease) increase in accounts payable            (146,734)       23,184
      Decrease in accrued expenses                         13,495       (37,243)
      Decrease in deferred revenue                       (172,789)     (111,327)
                                                      -----------   -----------
          Net cash used in operating activities          (160,924)     (141,435)
                                                      -----------   -----------
Cash flows from investing activities:
  Purchases of property and equipment                    (303,749)     (430,394)
  Purchases of marketable investment securities          (250,772)     (380,709)
  Redemptions/sales of marketable investment
    securities                                          1,000,110     1,809,112
  Decrease in note receivable -- officer                   16,731        16,999
                                                      -----------   -----------
          Net cash provided by investing activities       462,320     1,015,008
                                                      -----------   -----------
Cash flows from financing activities:
  Repayments of bank loan                                 (84,400)      (84,400)
  Repayments of capital lease obligation                   (9,631)      (20,350)
  Proceeds from exercised stock options                    75,750        26,250
  Purchases of treasury stock                                  --            --
                                                      -----------   -----------
          Net cash used in financing activities           (18,281)      (78,500)
                                                      -----------   -----------
          Net increase in cash and cash equivalents       283,115       795,073

Cash and cash equivalents, beginning of year            1,342,759       547,686
                                                      -----------   -----------
Cash and cash equivalents, end of year                $ 1,625,874     1,342,759
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes            $     2,651            --
                                                      ===========   ===========
Cash paid during the year for interest                $     4,554        13,418
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING ACTIVITIES:

Unrealized gain (loss) on marketable
  investment securities                               $   (12,945)       (2,875)
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1999 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS DESCRIPTION AND REVENUE RECOGNITION

     First American Health Concepts, Inc. (FAHC or the Company) receives membership fees through its various Eye Care Plan of America (ECPA) programs. ECPA Non-Insured membership generally is renewed annually and fees are remitted to the Company monthly by sponsors, based on the number of members represented by the sponsor. Revenues are recognized monthly based on the aggregate number of members reported to the Company. Membership fees may also be remitted on an annual basis and, in such cases, are amortized ratably to income over a twelve-month period. Premiums and fees related to ECPA Insured and ECPA Self-Funded Programs are calculated and billed on a monthly basis and recognized accordingly. The premium for these policies is remitted directly to the insurance carrier. For policies incepting prior to January 1, 1998, the insurance carrier remits fees to the Company on a monthly basis. The Company created a captive reinsurance company, First American Reinsurance Company (FARC) in January 1998. Therefore, for policies incepting after January 1, 1998, the insurance carrier remits a quota share portion of the premium to the Company on a monthly basis. Beginning July 1, 1999 all business written prior to January 1998 is also subject to the Quota Share agreement.

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

     MARKETABLE INVESTMENT SECURITIES

     Marketable investment securities at July 31, 1999 consist of preferred stock securities. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies its equity securities as available for sale and such securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities, net of related tax effects, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

     Non-current deferred costs relate primarily to direct incremental costs associated with entering key geographical locations which are capitalized until the commencement of operations, at which time they are charged to operations.

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

     NET INCOME PER SHARE

     The Company accounts for net income per share in accordance with the provisions of Statement of Accounting Standards No. 128 "Earnings per Share" (SFAS 128. In accordance with SFAS 128, basic net income per share is computed by dividing net income, after deducting preferred stock dividends requirements (if any), by the weighted average number of shares of common stock outstanding.

     Diluted net income per share reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock.

     Weighted average outstanding shares do not include shares held by the Employee Stock Ownership Plan at July 31, 1999 and 1998. Shares held by the ESOP are not considered outstanding for net income per share calculations until the shares are released to the employees accounts.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates of financial instruments are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates and, since the fair values are estimated as of July 31, 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The Company does not trade in derivative financial instruments.

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

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

(2)  MARKETABLE INVESTMENT SECURITIES

     At July 31, 1999, the actual cost, net of unrealized holding losses and the fair value of available-for-sale securities were as follows. There were no material realized gains or losses included in income in 1999.

                                                    NET UNREALIZED
                                                        HOLDING
                                          COST          LOSSES        FAIR VALUE
                                        --------       --------        --------
Equity Securities                       $250,772        (10,897)        239,875
                                        ========       ========        ========

(3)  NOTE RECEIVABLE - OFFICER

     The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note is secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1999 was $28,794.

(4)  LEASE OBLIGATIONS

     The Company operates from leased premises under operating leases. Rental expense related to these leases was $299,175 in 1999 and $289,712 in 1998.

     Future minimum lease payments under noncancelable operating leases as of July 31, 1999 are as follows:

                    YEARS ENDING JULY 31,
                    ---------------------
                            2000                            299,216
                            2001                            312,610
                            2002                            320,984
                            2003                             53,730
                                                           --------
                                                           $986,540
                                                           ========

(5)  NET INCOME PER SHARE

     Options for 29,271 shares of common stock were included in diluted EPS for 1999. Options to purchase 193,550 shares of common stock at an average price of $5.92 were outstanding at July 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

(6)  STOCK OPTIONS

     The Company maintains a stock option plan (the "Plan") which covers all employees, officers, executives, and directors of, and consultants and advisors to the Company and provides for the granting of non-qualified stock options.

     The Company has reserved 300,000 shares of common stock for issuance upon exercise of stock options granted under the plan.

     Options are granted at not less than fair market value on the date of grant and become exercisable based on conditions set by the Board of Directors. Options generally expire if unexercised at the end of five years.

     The Company's previous stock option plan which covered all employees, officers and directors of the Company and provided for the granting of incentive and non-qualified stock options expired on December 31, 1997, however, under the Plan, all outstanding options that were granted prior to the Plan expiration continue in full force and effect until exercised or expired under the provisions of the Plan as if the Plan had remained in full force and effect.

     As previously discussed, the Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Company's plan been determined consistent with FASB Statement No. 123, the Company's net income and net income per share would have been the same as those reported.

     At July 31, 1999, 272,500 stock options were available for grant under this plan and 181,902 stock options were exercisable. Activity related to stock options is summarized, as follows:

                                     INCENTIVE                 NONQUALIFIED
                                   STOCK OPTIONS               STOCK OPTIONS
                               -----------------------    ----------------------
                                             WEIGHTED                  WEIGHTED
                                              AVERAGE                  AVERAGE
                                              OPTION                    OPTION
                                 NUMBER      PRICE PER     NUMBER      PRICE PER
    DATE         ACTIVITY      OF SHARES       SHARE      OF SHARES      SHARE
-------------   -----------    ----------    ---------    ---------    ---------
July 31, 1997   Outstanding        48,135    $    4.69      245,000         4.37
                Granted                --           --       17,500         3.31
                Exercised              --           --      (20,000)        1.31
                Expired            (8,733)        5.60           --           --
                               ----------    ---------    ---------    ---------
July 31, 1998   Outstanding        34,402         4.83      247,500    $    4.09
                Granted                --           --       27,500         4.97
                Exercised              --           --      (40,000)        1.91
                Expired            (5,000)        6.00      (50,000)        6.15
                               ----------    ---------    ---------    ---------
July 31, 1999   Outstanding        29,402    $    3.60      185,000    $    4.81
                               ==========    =========    =========    =========
                Exercisable        29,402                   152,500
                               ==========                 =========

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

     The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. For financial reporting purposes, the tax effect of this deduction is accounted for an increase in additional paid-in capital, rather than as a reduction of income tax expense. A tax benefit of approximately $33,333 was recognized for the year ended July 31, 1999.

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

     During fiscal 1995, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company has guaranteed the bank loan, it is reported as debt of the Company. The shares sold by the Company to the Trust are reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) is reported as a reduction of shareholders' equity. At July 31, 1999, the fair market value of the 3,220 unearned ESOP shares was $11,070. The loan agreement requires quarterly payments of principal and interest which will be paid from the Company's contributions to the ESOP. As the principal amount of the borrowing is repaid, the liability and the guaranteed ESOP obligation are reduced. The Company recognizes compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which is based on total debt service requirements. Such expense amounted to $50,771 for 1999 and $59,951 for 1998.

     Minimum remaining principal payment required to be made during the fiscal year ending July 31, 2000 is $21,100.

(8)  EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) plan (defined contribution plan). The plan covers substantially all employees who have completed at least three months of service and attained age 18. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contribution, participants may voluntarily contribute a percentage of their annual wages not to exceed limits established by the Tax Reform Act of 1986. Participants are immediately vested in the amount of their direct contribution. The Company does not contribute to the plan.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

(9)  INCOME TAXES

     Components of income tax expense for the years ended July 31, 1999 and 1998 include:

                                         CURRENT        DEFERRED         TOTAL
                                        ---------       ---------      ---------
     1999:
         Federal                        $  26,347          91,963        118,310
         State                              6,986          24,384         31,370
                                        ---------       ---------      ---------
                                        $  33,333         116,347        149,680
                                        =========       =========      =========
     1998:
         Federal                        $ (56,616)        245,565        188,948
         State                            (15,012)         65,112         50,100
                                        ---------       ---------      ---------
                                        $ (71,628)        310,677        239,049
                                        =========       =========      =========

     Actual tax expense differs from the "expected" tax expense (computed by applying the applicable U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                            1999         1998
                                                          ---------    ---------
     Computed "expected" tax expense                      $ 235,735      200,521
     Increase (reduction) in income taxes
       resulting from:
         Income excluded under IRC 831(b)                  (109,253)
         Meals and entertainment                              2,393
         State income taxes, net of
           Federal benefit                                   20,704       33,066
     Other items                                                101        5,462
                                                          ---------    ---------
                                                          $ 149,680      239,049
                                                          =========    =========

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

     The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1999 include:

     Deferred tax assets:
         Capital loss carryforward                                    $  12,686
         Accrued expenses                                                54,397
                Total gross deferred tax assets                          67,083

         Less valuation allowance                                            --
                                                                      ---------
                Net deferred tax asset                                   67,083

     Deferred tax liabilities:
         Deferred costs                                                (708,776)
         Accelerated depreciation                                       (26,999)
         Prepaid expenses                                               (53,961)
         Other                                                          (26,319)
                                                                      ---------
                Total gross deferred tax liabilities                   (816,055)
                                                                      ---------
                Net deferred tax liability                            $(748,972)
                                                                      =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company has determined that a valuation allowance is not necessary and there was no change in the valuation allowance during the year ended July 31, 1999.

(10) BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     The Company's operations are in one business segment throughout the United States - the development and marketing of vision care cost-containment programs. One customer accounted for 4% of revenues during fiscal 1999.

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

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES

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