Form 10QSB
period 1999-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 1999-12-15
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended October 31, 1999.

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

                                 Yes [X] No [ ]

Registrant's common stock outstanding at December 1, 1999 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                OCTOBER 31, 1999



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of October 31, 1999 ............................   3

         Statement of Operations for the quarter
           ended October 31, 1999 and 1998................................   4

         Statement of Cash Flows for the three months
           ended October 31, 1999 and 1998................................   5

Notes to the Financial Statements.........................................   6

Item 2.  Management's Discussion and Analysis.............................   7


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............   9

Item 6.  Exhibits and Reports on Form 8-K.................................   9

SIGNATURES................................................................   9

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS                                                                10/31/99
                                                                      --------
Current Assets:
     Cash and cash equivalents                                       $1,553,810
     Marketable investment securities                                   229,500
     Member fees receivable, net of allowance for
        doubtful accounts of $40,385                                  2,064,782
     Deferred expenses                                                  310,454
     Prepaid expenses                                                   159,215
     Income tax receivable                                              308,813
     Other Current Assets                                               109,748
                                                                     ----------
          Total Current Assets                                       $4,736,322

Property and Equipment:
     Office furniture and fixtures                                   $  318,986
     Office equipment                                                 3,592,262
     Leasehold improvements                                             201,083
                                                                     ----------
                                                                      4,112,331
     Less accumulated depreciation and amortization                  (2,436,861)
                                                                     ----------
          Net Property and Equipment                                  1,675,470

          Total Assets                                               $6,411,792
                                                                     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                $   38,908
     Current portion of bank loan (Note 2)                               21,100
     Deferred revenue                                                   502,374
     Accrued expenses and other current liabilities                     118,939
     Deferred income taxes                                              340,827
                                                                     ----------
          Total Current Liabilities                                   1,022,148

Shareholders' Equity:
     Common stock, no par value; Authorized
        8,000,000 shares; Issued, 3,072,838 shares                      757,296
     Additional paid-in capital                                       2,565,067
     Net unrealized loss on marketable investment securities            (21,272)
     Unearned ESOP shares (Note 2)                                      (20,035)
     Retained earnings                                                3,594,320
                                                                     ----------
                                                                      6,875,376

     Treasury stock, at cost, 468,102 shares                         (1,485,732)
                                                                     ----------
          Total Shareholders' Equity                                  5,389,644

          Total Liabilities and Shareholders' Equity                 $6,411,792
                                                                     ==========

                See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                     Quarter ended October 31,
                                                        1999           1998
                                                     -----------    -----------
Fee revenues                                         $ 1,769,965    $ 1,617,433
Premiums assumed                                         818,173        218,825
                                                     -----------    -----------
      Total                                            2,588,138      1,836,258

Operating Expenses:
  Sales and marketing costs                              314,041        351,096
  Direct membership costs                                638,442        659,845
  General and administration                             651,244        657,319
  Assumed losses incurred and fees                       629,014        153,088
  ESOP charges                                             2,525         14,125
  Depreciation                                           135,972        134,559
                                                     -----------    -----------
      Total Operating Expenses                         2,371,238      1,970,032
                                                     -----------    -----------

      Operating Income/(Loss)                            216,900       (133,774)

Non-operating Income (Expense):
  Interest income                                         27,451         79,273
  Interest expense                                          (448)        (2,532)
                                                     -----------    -----------
      Total Non-operating Income                          27,003         76,741

      Income/(Loss) Before Income Taxes                  243,903        (57,033)

Income Taxes/(Benefit)                                    89,802        (17,109)
                                                     -----------    -----------
    Net Income/(Loss) Before Change in
     Accounting Principle                            $   154,101    $   (39,924)
                                                     ===========    ===========
Cumulative Effect of Change in Accounting
 Principle, Net of Tax                               $  (727,259)   $        --

    Net (Loss) After Change in Accounting Principle  $  (573,158)   $   (39,924)

Net Income/(Loss) Per Share - Basic Before Change
 in Accounting Principle                             $      0.06    $     (0.02)
                                                     ===========    ===========
Cumulative Effect of Change in Accounting Principle,
 Net of Tax - Basic                                  $     (0.28)   $        --
                                                     ===========    ===========
Net Income/(Loss) Per Share - Basic After Change in
 Accounting Principle                                $     (0.22)   $     (0.02)
                                                     ===========    ===========
Net Income/(Loss) Per Share - Diluted Before Change
 in Accounting Principle                             $      0.06    $     (0.02)
                                                     ===========    ===========
Cumulative Effect of Change in Accounting Principle,
 Net of Tax - Diluted                                $     (0.28)   $        --
                                                     ===========    ===========
Net Income/(Loss) Per Share - Diluted After Change
 in Accounting Principle                             $     (0.22)   $     (0.02)
                                                     ===========    ===========
Weighted Average Shares Outstanding - Basic            2,604,736      2,578,069
                                                     ===========    ===========
Weighted Average Shares Outstanding - Diluted          2,621,250      2,578,069
                                                     ===========    ===========

                See notes to the financial statements (unaudited)

FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                  Three months ended October 31,
                                                  ------------------------------
                                                      1999              1998
                                                  -----------       -----------
Cash Flows from Operating Activities:
  Net (loss)/income                               $  (573,158)      $   (39,924)
  Adjustments to reconcile net (loss)/income
   to net cash used in operating activities:
    Depreciation                                      135,972           134,559
    ESOP shares committed to be released                2,525            14,125
    Provision for losses on accounts receivable         2,515                --
    (Decrease) in deferred taxes                     (408,145)               --
  Increase (decrease) in cash resulting from
    changes in:
    Member fees receivable                            339,812          (271,047)
    Deferred expenses                                 988,708            97,060
    Prepaid expenses and other current assets          56,753           415,642
    Income tax receivable                              74,076           (16,949)
    Accounts payable                                  (22,018)           19,734
    Deferred revenue                                 (599,264)         (697,069)
    Accrued expenses and other current liabilities    (49,509)          (48,886)

                                                  -----------       -----------
       Net Cash (Used In) Operating Activities        (51,733)         (392,755)
                                                  -----------       -----------

Cash Flows from Investing Activities:
  Decrease in marketable investment securities             --           370,077
  Decrease in note receivable-officer                  28,794            18,048
  Purchases of property and equipment                 (49,125)         (220,988)

                                                  -----------       -----------
       Net Cash (Used In) Provided By Investing
         Activities                                   (20,331)          167,137
                                                  -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from stock options exercised                    --            76,250
  Repayments of bank loan                                  --           (21,100)
  Repayments of capital lease obligation                   --            (5,330)

                                                  -----------       -----------
       Net Cash Provided By Financing Activities           --            49,820
                                                  -----------       -----------

       Net Decrease in Cash and Cash Equivalents      (72,064)         (175,798)

  Cash and Cash Equivalents, Beginning of Period    1,625,874         1,342,759
                                                  -----------       -----------
  Cash and Cash Equivalents, End of Period        $ 1,553,810       $ 1,166,961
                                                  ===========       ===========

Supplemental Disclosures of Non-Cash Activities:
     Unrealized (loss) gain on marketable
       investment securities                      $   (10,375)      $     1,738
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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1999 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 29, 1999. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

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

The minimum remaining principal payment required to be made during the fiscal year ending July 31, 2000 is $21,100.

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

RESULTS OF OPERATIONS

Operating revenues for the quarter ended October 31, 1999 were $2,588,000 compared to $1,836,000 for the quarter ended October 31, 1998, an increase of over 41%. Revenues generated from the Company's indemnity plans increased 90% to $1,325,000 for the first quarter 2000, as compared to $699,000 for the same period in the prior year. The Company's reinsurance captive, First American Reinsurance Company (FARC), revised its quota share agreement with the primary insurance carrier in July 1999. FARC now reinsures all insured business. During the quarter ended October 31, 1998, FARC only reinsured business written January 1998 and later. This contract change represents $183,000 of the increase. The remaining $443,000 increase is due to the sale of new business. Revenue's from the Company's traditional vision care savings product remained unchanged, at $1,020,000, from the same three-month period in fiscal 1999. Management expects revenues from indemnity plans to continue to increase in the second quarter due to the significant number of calendar year benefit plans. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 20% for the quarter ended October 31, 1999 to $2,369,000. However, the ratio of total operating expenses to total revenue decreased to 92%, as compared to 107% for the same period in the prior year. The increased expenses result from increased reinsurance expenses corresponding with the increase in reinsurance premium revenue.

Sales and marketing costs decreased 11% to $314,000 for the quarter ended October 31, 1999, as compared to $351,000 for the quarter ended October 31, 1998. The decrease is due, in part, to a timing issue related to travel expense. The remaining difference is related to certain reclassification of expense. As discussed above, FARC changed the terms of its quota share agreement in July 1999. Therefore, some broker-related expenses that were previously related to fee income and charged to sales and marketing, have now become reinsurance expenses.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions decreased to $638,000 for the quarter ended October 31, 1999, as compared to $660,000 for the same period in fiscal 1999. These expenses decreased, despite increased enrollment, as operating efficiencies are achieved through utilization of the managed care information system.

General and administration expenses totaled $651,000 for the three months ended October 31, 1999, as compared to $657,000 for the same period in the prior year.

Reinsurance expense increased to $629,000 for the quarter ended October 31, 1999, as compared to $153,000 for the quarter ended October 31, 1998. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase is due to increased sales and a revision of contract terms.

Depreciation was $136,000 for the three months ended October 31, 1999, as compared to $135,000 for the corresponding period in the prior year.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $27,000 for three months ended October 31, 1999, as compared to $79,000 for the corresponding period in 1998. Interest income during the quarter ended October 31, 1998 included a one-time gain on the sale and reinvestment of securities.

Interest expense decreased slightly for the quarter to quarter comparison. The decrease is a result of repayments of borrowings by the ESOP trust, which are guaranteed and therefore recorded by the Company. The ESOP commitment was paid in full in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3,714,000 and the current ratio was 4.6 to 1 at October 31, 1999, while cash, cash equivalents and marketable securities comprised $1,784,000. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, in the quarter ended October 31, 1999. The Company was previously deferring start-up costs associated with its California subsidiary. The subsidiary will operate as a Specialized Knox-Keene Health Care Services Organization upon approval and licensure by the California Department of Corporations.

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

The Company tested and implemented improvements, related to Year 2000 issues, from its software vendors. The Company believes it did not incur additional material costs in the implementation of the improvements.

The  Company  also  worked  with  its  non-IT  systems   vendors.   Testing  and
implementation of these modifications is complete.

The Company continues to verify Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company will formulate a contingency plan if it identifies vendors or customers that it feels will not be compliant. There can be no assurance that the Company will be able to completely resolve all Year 2000 issues, or that the ultimate cost to identify and implement solutions to all Year 2000 issues will not be material.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference to the Company's 1999 Definitive Notice and Proxy Statement Filed November 15, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            27 -- Financial Data Schedule

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

FIRST AMERICAN HEALTH CONCEPTS, INC.
           (Registrant)


By:  /s/ John A. Raycraft
    -------------------------------------
    John A. Raycraft
    President and Chief Executive Officer


By: /s/ Margaret M. Eardley
    -------------------------------------
    Margaret M. Eardley
    Vice President of Finance and Chief
    Financial Officer


Date: December 15, 1999