Form 10QSB
period 2000-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2000-03-16
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarter ended January 31, 2000.

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


     7776 South Pointe Parkway West, Suite 150, Phoenix, Arizona 85044-5424
          (Address of principal executive offices, including zip code)


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

                                 Yes [X] No [ ]

Registrant's common stock outstanding at February 29, 2000 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                JANUARY 31, 2000

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of January 31, 2000 ............................    3

         Statement of Operations for the quarter and six months
           ended January 31, 2000 and 1999................................    4

         Statement of Cash Flows for the six months
           ended January 31, 2000 and 1999................................    5

         Notes to the Financial Statements................................    6

Item 2.  Management's Discussion and Analysis.............................    7


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............   10

Item 6.  Exhibits and Reports on Form 8-K.................................   11

SIGNATURES................................................................   11

             FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS                                                                 1/31/00
                                                                       -------
Current Assets:
  Cash and cash equivalents                                          $1,258,638
  Marketable investment securities                                      218,500
  Member fees receivable, net of allowance for
     doubtful accounts of $43,503                                     3,416,052
  Deferred expenses                                                     338,989
  Prepaid expenses                                                      153,327
  Income tax receivable                                                 310,515
  Other Current Assets                                                   87,226
                                                                     ----------
      Total Current Assets                                            5,783,247

Property and Equipment:
  Office furniture and fixtures                                         320,583
  Office equipment                                                    3,699,817
  Leasehold improvements                                                201,083
                                                                     ----------
                                                                      4,221,483
  Less accumulated depreciation and amortization                     (2,614,489)
                                                                     ----------
      Net Property and Equipment                                      1,606,994

      Total Assets                                                   $7,390,241
                                                                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                   $  231,501
  Deferred revenue                                                    1,212,699
  Accrued expenses and other current liabilities                        102,327
  Deferred income taxes                                                 340,827
                                                                     ----------
      Total Current Liabilities                                       1,887,354

Shareholders' Equity:
  Common stock, no par value; Authorized
     8,000,000 shares; Issued, 3,072,838 shares                         757,296
  Additional paid-in capital                                          2,565,067
  Net unrealized loss on marketable investment securities               (32,272)
  Unearned ESOP shares (Note 2)                                            (675)
  Retained earnings                                                   3,699,203
                                                                     ----------
                                                                      6,988,619
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                     ----------
      Total Shareholders' Equity                                     $5,502,887

      Total Liabilities and Shareholders' Equity                     $7,390,241
                                                                     ==========

                See notes to the financial statements (unaudited)

             FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                  Quarter ended January 31,     Six months ended January 31,
                                                  -------------------------     ----------------------------
                                                     2000           1999           2000              1999
                                                  ----------     ----------     ----------        ----------
Fee revenues                                      $1,684,681     $1,763,706     $3,454,646        $3,381,139
Premiums assumed                                     921,161        284,326      1,739,334           503,151
                                                  ----------     ----------     ----------        ----------
    Total                                          2,605,842      2,048,032      5,193,980         3,884,290

Operating Expenses:
 Sales and marketing costs                           317,571        367,071        631,613           718,166
 Direct membership costs                             677,989        655,004      1,316,431         1,360,493
 General and administration                          697,796        691,578      1,349,040         1,303,253
 Assumed incurred loss expense                       274,087         82,947        651,799           164,132
 Assumed underwriting expense                        289,468         83,463        540,772           155,365
 ESOP charges                                         19,361         12,822         21,885            26,948
 Depreciation                                        177,628        135,298        313,599           269,856
                                                  ----------     ----------     ----------        ----------
    Total Operating Expenses                       2,453,900      2,028,183      4,825,139         3,998,213
                                                  ----------     ----------     ----------        ----------
    Operating Income/(Loss)                          151,942         19,849        368,841          (113,923)

Non-operating Income (Expense):
  Interest income                                     22,020         21,042         49,470           100,315
  Interest expense                                       (11)        (5,494)          (458)           (8,027)
                                                  ----------     ----------     ----------        ----------
    Total Non-operating Income                        22,009         15,548         49,012            92,288
Income/(Loss) Before Income Taxes                    173,951         35,397        417,853           (21,635)
Income Taxes/(Benefit)                                69,070          8,890        158,872            (8,219)
                                                  ----------     ----------     ----------        ----------
Net Income/(Loss) Before Change in
 Accounting Principle                             $  104,881     $   26,507     $  258,981        $  (13,416)
                                                  ==========     ==========     ==========        ==========
Cumulative Effect of Change in
 Accounting Principle, Net of Tax                 $       --     $       --     $ (727,258)       $       --
                                                  ==========     ==========     ==========        ==========
Net Income/(Loss) After Change in
 Accounting Principle                             $  104,881     $   26,507     $ (468,277)       $  (13,416)
                                                  ==========     ==========     ==========        ==========
Net Income/(Loss) Per Share - Basic
 Before Change in Accounting Principle            $     0.04     $     0.01     $     0.10        $    (0.01)
                                                  ==========     ==========     ==========        ==========
Cumulative Effect of Change in
 Accounting Principle , Net of Tax - Basic        $       --     $       --     $    (0.28)       $       --
                                                  ==========     ==========     ==========        ==========
Net Income/(Loss) Per Share - Basic After
 Change in Accounting Principle                   $     0.04     $     0.01     $    (0.18)       $    (0.01)
                                                  ==========     ==========     ==========        ==========
Net Income/(Loss) Per Share - Diluted
 Before Change in Accounting Principle            $     0.04     $     0.01     $     0.10        $    (0.01)
                                                  ==========     ==========     ==========        ==========
Cumulative Effect of Change in Accounting
 Principle , Net of Tax - Diluted                 $       --     $       --     $    (0.28)       $       --
                                                  ==========     ==========     ==========        ==========
Net Income/(Loss) Per Share - Diluted
 After Change in Accounting Principle             $     0.04     $     0.01     $    (0.18)       $    (0.01)
                                                  ==========     ==========     ==========        ==========
Weighted Average Shares Outstanding - Basic        2,604,736      2,604,736      2,604,736         2,591,403
                                                  ==========     ==========     ==========        ==========
Weighted Average Shares Outstanding - Diluted      2,623,715      2,632,132      2,625,155         2,591,403
                                                  ==========     ==========     ==========        ==========

                See notes to the financial statements (unaudited)

             FIRST AMERICAN HEALTH CONCEPTS, Inc. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                    Six months ended January 31,
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Cash Flows from Operating Activities:
 Net loss                                           $  (468,277)    $   (13,416)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                         313,599         269,856
   ESOP shares committed to be released                  21,885          26,948
   Provision for losses on accounts receivable            5,642              --
   (Decrease) in deferred taxes                        (408,145)             --
  Decrease in cash resulting from changes in:
   Member fees receivable                            (1,014,585)     (1,579,241)
   Deferred expenses                                    960,173        (117,842)
   Prepaid expenses and other current assets             85,163         209,519
   Income tax receivable                                 72,374          (8,628)
   Accounts payable                                     170,576         243,378
   Deferred revenue                                     111,061          95,523
   Accrued expenses and other current liabilities       (66,119)        (30,515)
                                                    -----------     -----------
      Net Cash (Used In) Operating Activities          (216,653)       (904,418)
                                                    -----------     -----------
Cash Flows from Investing Activities:
 Decrease in marketable investment securities                --         271,458
 Decrease in note receivable-officer                     28,794          17,609
 Purchases of property and equipment                   (158,277)       (248,188)
                                                    -----------     -----------
      Net Cash (Used In) Provided By
       Investing Activities                            (129,483)         40,879
                                                    -----------     -----------
Cash Flows from Financing Activities:
 Proceeds from stock options exercised                       --          75,750
 Repayments of bank loan                                (21,100)        (42,200)
 Repayments of capital lease obligation                      --          (7,206)
                                                    -----------     -----------
      Net Cash (Used In) Provided By
       Financing Activities                             (21,100)         26,344
                                                    -----------     -----------

      Net Decrease in Cash and Cash Equivalents        (367,236)       (837,195)

 Cash and Cash Equivalents, Beginning of Period       1,625,874       1,342,759
                                                    -----------     -----------

 Cash and Cash Equivalents, End of Period           $ 1,258,638     $   505,564
                                                    ===========     ===========
Supplemental Disclosures of Non-Cash Activities:
  Unrealized (loss) on marketable investment
   securities                                       $   (21,375)    $       (94)
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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1999 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 29, 1999. Operating results for the six months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

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

The loan was paid in full during the quarter ended January 31, 2000.

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

RESULTS OF OPERATIONS

Operating revenues for the quarter ended January 31, 2000 were $2,606,000 compared to $2,048,000 for the quarter ended January 31, 2000, an increase of over 27%. Revenues generated from the Company's indemnity plans increased 101% to $1,502,000 for the second quarter 2000, as compared to $746,000 for the same period in the prior year. Indemnity plan revenues for the first half of 2000 are $2,827,000, a 96% increase over the same period in 1999. The Company's reinsurance captive, First American Reinsurance Company (FARC), revised its quota share agreement with the primary insurance carrier in July 1999. FARC now reinsures all insured business. During the quarter and six months ended January 31, 1999, FARC only reinsured business written January 1998 and later. This contract change represents $240,000 of the quarter increase and $423,000 of the year to date increase. The remaining increase is due to the sale of new business. Revenues from the Company's traditional vision care savings product are $943,000 and $1,963,000 for the quarter and six months ended January 31, 2000. Revenue for the corresponding periods in 1999 were $1,114,000 and $2,138,000. Management expects revenues from indemnity plans to continue to increase in the remaining half of the fiscal year. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting from the Company's third quarter generally showing the largest increase in enrollment and revenues. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 21% for the quarter ended January 31, 2000 to $2,454,000. Total operating expenses for the year to date 2000 increased 21% to $4,825,000. However, the ratio of total operating expenses to total revenue decreased to 93%, as compared to 103% for the same six-month period in the prior year. The increased expenses result from increased reinsurance expenses corresponding with the increase in reinsurance premium revenue and increased general and administrative expenses associated with the Company's California subsidiary Eye Care Plan of America - California, Inc (ECPA-CA).

Sales and marketing costs decreased 13% to $318,000 for the quarter ended January 31, 2000, as compared to $367,000 for the quarter ended January 31, 1999. Sales and marketing expense for the six-month period ended January 31, 2000 was $632,000 as compared to $718,000 for the same period in 1999. The decrease is due, in part, to a timing issue related to travel expense. The remaining difference is related to certain reclassification of expense. As discussed above, FARC changed the terms of its quota share agreement in July 1999. Therefore, some broker-related expenses that were previously related to fee income and charged to sales and marketing, have now become reinsurance expenses.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions increased to $678,000 for the quarter ended January 31, 2000, as compared to $655,000 for the same period in fiscal 1999. However, direct membership costs decreased for the six-month period to $1,316,000, as compared to $1,360,000 for the same period in 1999. The membership expenses decreased, despite increased enrollment, as operating efficiencies are achieved through utilization of the managed care information system.

General and administration expenses totaled $698,000 for the three months ended January 31, 2000, as compared to $692,000 to the same quarter in the prior year. General and administration expenses for the six months ended January 31, 2000 were $1,349,000, as compared to $1,303,000 for the same period in the prior year. This increase is due to the treatment of expenses associated with the licensing of ECPA-CA. These costs are expensed through operations in fiscal 2000, but were deferred in fiscal 1999. Those previously deferred costs were written off in the first quarter of 2000 due to the mandatory adoption of SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES.

Assumed incurred loss expense increased to $274,000 for the quarter ended January 31, 2000, as compared to $83,000 for the quarter ended January 31, 1999. Assumed incurred loss expense increased to $652,000 for the six-month period, as compared to $164,000 for the same period in 1999. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase is due to increased sales and a revision of contract terms.

Assumed underwriting expense increased for both the three months and the six months ended January 31, 2000. The assumed underwriting expense was $289,000 and $541,000 for the three and six months ended January 31, 2000. The expense was $83,000 and $155,000 for the corresponding periods in 1999. The increase is due to increased revenues as discussed above.

Depreciation  was  $178,000 for the three  months  ended  January 31,  2000,  as compared to $135,000 for the corresponding period in the prior year. Depreciation for the six months ended January 31, 2000 was $314,000, as compared to $270,000 for the same period in the prior year. The increase was due to a shortened depreciation period on some information system equipment.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $22,000 and $49,000 for three and six months ended January 31, 2000, as compared to $21,000 and $100,000 for the corresponding periods in 1999. Interest income during the first quarter 1999 included a one-time gain on the sale and reinvestment of securities.

Interest expense decreased for the quarter and year to date comparison. The decrease is a result of repayments of borrowings by the ESOP trust, which are guaranteed and therefore recorded by the Company. The ESOP commitment was paid in full in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3,896,000 and the current ratio was 3.1 to 1 at January 31, 2000 while cash, cash equivalents and marketable securities comprised $1,477,000. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

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

The Company verified Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. There can be no assurance that the Company will be able to completely resolve all Year 2000 issues, or that the ultimate cost to identify and implement solutions to all Year 2000 issues will not be material.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated by reference to the Company's 1999 Definitive Notice and Proxy Statement Filed November 15, 1999.

Item 4(a) Annual Meeting of Shareholders - December 10, 1999

Item 4(b) Proposal #1 - Election of Directors

          John R. Behrmann             2,046,949    For
                                          24,200    Withhold Authority
                                           3,412    Broker Non-Votes

          Robert J. Delsol             2,046,949    For
                                          24,200    Withhold Authority
                                         423,541    Broker Non-Votes


          Thomas B. Morgan             2,046,949    For
                                          24,200    Withhold Authority
                                         423,541    Broker Non-Votes

          John A. Raycraft             2,046,949    For
                                          24,200    Withhold Authority
                                         423,541    Broker Non-Votes

          Robert M. Topol              2,046,949    For
                                          24,200    Withhold Authority
                                         423,541    Broker Non-Votes

Item 4(c) Proposal #2 - To ratify the Board of Directors recommendation to appoint KPMG LLP the Company's independent public accountants for fiscal year 2000.

                                       2,066,599    For
                                           4,400    Against
                                             150    Abstain
                                         423,541    Broker Non-Votes

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


First American Health Concepts, Inc.
           (Registrant)


By:  James D. Hyman
     -------------------------------------
     James D. Hyman
     President and Chief Executive Officer
     Chief Operating Officer



Date: March 15, 2000