Form 10KSB40/A
period 1999-07-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2000-06-20
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              3
Item 3.  Legal Proceedings                                                    4
Item 4.  Submission of Matters to a Vote of Security Holders                  4

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             4
Item 6.  Management's Discussion and Analysis                                 5
Item 7.  Financial Statements (Restated)                                      8
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 8

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act                   9
Item 10. Executive Compensation                                               9
Item 11. Security Ownership of Certain Beneficial Owners and Management      10
Item 12. Certain Relationships and Related Transactions                      10
Item 13. Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

                                     PART I

FIRST AMERICAN HEALTH CONCEPTS, INC.

     This amended filing has been made to reflect the effect of a restatement of the Company's consolidated financial statements as discussed in Note 12 of notes to the consolidated financial statements.

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

     None

                                     PART II

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

       Common                       Trading Range During the
       Stock Prices                   Years Ended July 31,
                               -----------------------------------
                                   1999                  1998
                               ------------          -------------
                               High     Low          High      Low
                               ----     ---          ----      ---
       Quarter Ended:
          October 31          $4 3/8   $3 1/2       $5       $2 7/8
          January 31          $4 1/4   $3 1/2       $5 1/2   $2 7/8
          April 30            $5       $2 7/8       $5       $3 1/4
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

RESULTS OF OPERATIONS

     During 2000, subsequent to the issuance of the Company's July 31, 1999 audited consolidated financial statements, certain accounting items that affect those consolidated financial statements were identified as requiring adjustment.

     The need for adjustment was identified in the following items: an unrecorded claims reserve of $261,000; a tax credit of $109,000 originally recorded in fiscal 1999 that the Company now knows will not be realized; and adjustments further reducing general expenses by $171,000. In addition, $163,000 of costs were identified that do not qualify for deferral. This item only affects retained earnings accumulated in prior years.

     After restatement of these items, the net income of the Company is reduced by $165,000 ($0.06 per share) in fiscal 1999. Financial statement balances and footnote presentation have been restated accordingly.

     First American Health Concepts, Inc. ("FAHC" or the "Company") reported an 8% increase in operating revenues, with a growth from $7,809,000 for 1998 to $8,447,000 for 1999. Products comprising total operating revenues include non-insured product of $4,446,000, insured and self-funded product revenues of $3,360,000 and other incidental income of $641,000. While the non-insured product still generated the largest portion of the Company's revenues, its revenues did decrease 6% from the year ended July 31, 1998. This decrease is a reflection of changing market demand for vision care preferred pricing or "discount" programs that the Company has been anticipating for several years. Market research continues to show an increasing demand for full-benefit, managed vision care programs. The Company's $1,296,000 increase in insured and self-funded product revenues supports this research. The Company anticipates that revenues from its managed vision care programs (insured and self-funded) will continue to be the source of growth in the future. This is the reason that FARC was formed in January 1998. FARC assumes a portion of the insured premium from the underwriting carrier through a Quota Share agreement. The premium assumed under this agreement during fiscal 1999 was $1,396,000 of the insured and self-funded revenues discussed above. The premium assumed during fiscal 1998 was $398,000.

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

     Total operating expenses increased 8%, from $7,366,000 in 1998 to $7,984,000 in 1999. Total operating expense increased as a percentage of total operating revenue from 94% in 1998 to 95% in 1999. The increases in operating expenses in recent years have reflected an investment in the infrastructure necessary to support managed vision care.

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

     General and administrative expenses were $2,453,000 in 1998 compared to $2,884,000 in 1999. The increase was due to the addition of staff and associated expenses required to complete the specialized Knox-Keene Health Care licensing and begin preparation for ECPA of California to administer vision plans.

     Reinsurance expense increased from $257,000 in 1998 to $1,268,000 in 1999. Reinsurance expense is the claims, marketing and administration expense associated with the assumed reinsurance premium. FARC was created in January 1998 and only assumed insured business incepting during or after January 1998, all other insured revenue was fee related and only included overhead expense. All new insured business written in 1999, plus all business written January 1, 1998 and later, was subject to the Quota Share agreement in fiscal 1999. Furthermore, beginning July 1, 1999 all business written prior to January 1998 is also subject to the Quota Share agreement. Therefore, the increase in reinsurance expense corresponds to the increase in reinsurance revenue.

     Interest income was $163,000 in 1998 compared to $146,000 in 1999. The decrease is due to lower average invested balances.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $2,869,000 and the current ratio was 2.2 to 1 at July 31, 1999. Cash and cash equivalents and marketable investment securities totaled $1,866,000.

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

ITEM 7. FINANCIAL STATEMENTS (RESTATED)

     The Company's financial statements (restated) and notes thereto are included in this report beginning at page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The information called for by this Item, with respect to directors, and with respect to officers regarding compliance with Section 16(a) is incorporated by reference to the Company's 1999 Definitive Notice of Meeting and Proxy Statement.

                                        Current Title and Positions
Executive Officer     Age at 7/31/99    Held During the Last Five Years
-----------------     --------------    -------------------------------

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

Burt Leonard                 45         Director of  Information  Systems  since
                                        June   1999;   President   for   Western
                                        Software Technologies from 1993 to 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated by reference to the Company's 1999 Definitive Notice of Meeting and Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated by reference to the Company's 1999 Definitive Notice of Meeting and Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note is secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1999 was $28,794. Additional information called for by this Item is incorporated by reference to the Company's 1999 Definitive Notice of Meeting and Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

   Exhibit
   Number         Description                         Method of Filing
   ------         -----------                         ----------------
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

    3-B   Bylaws of the Company                 Incorporated by reference to
                                                Exhibit 3-B of 1992 10-K.

    4-A   Specimen Stock Certificate            Incorporated by reference to
                                                Exhibit 4-A of S-18 33-00118-LA

    28    Notice of Meeting and Proxy           Incorporated by reference to the
          Statement                             Company's 1999 Definitive Notice
                                                and Proxy Statement

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

                                        FIRST AMERICAN HEALTH CONCEPTS, Inc.
                                                    (Registrant)

Date: June 20, 2000
                                       By: /s/ James D. Hyman
                                           --------------------------------
                                           James D. Hyman
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                       Title                                 Date
  ---------                       -----                                 ----

/s/ James D. Hyman             President and                          6/20/00
-----------------------        Chief Executive Officer
(James D. Hyman)


/s/ James Gresko               Vice President Finance and Chief       6/20/00
-----------------------        Financial Officer
(James Gresko)

/s/ John R. Behrmann           Chairman of the Board                  6/20/00
-----------------------
(John R. Behrmann)

/s/ Robert J. Delsol           Director                               6/20/00
-----------------------
Robert J. Delsol

/s/ Thomas B. Morgan           Director                               6/20/00
-----------------------
(Thomas B. Morgan)

/s/ Robert M. Topol            Director                               6/20/00
-----------------------
(Robert M. Topol)

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                                  July 31, 1999
                                   (Restated)

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
First American Health Concepts, Inc.:

We have audited the accompanying consolidated balance sheet (restated) of First American Health Concepts, Inc. and subsidiaries as of July 31, 1999, and the related consolidated statements of income (restated), shareholders' equity (restated), and cash flows (restated) for each of the years in the two-year period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements (restated) referred to above present fairly, in all material respects, the financial position of First American Health Concepts, Inc. and subsidiaries as of July 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 1999 in conformity with generally accepted accounting principles.

As discussed further in Note 12, the consolidated financial statements have been restated to reflect the correction of certain accounting errors.

                                      /s/ KPMG LLP


Phoenix, Arizona
October 13, 1999, except for Note 12,
which is as of June 7, 2000

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  July 31, 1999
                                   (Restated)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 1,625,874
  Marketable investment securities (note 2)                             239,875
  Member fees receivable, net of allowance of $37,870                 2,457,970
  Note receivable-- officer (note 3)                                     28,794
  Deferred costs                                                        141,055
  Prepaid expenses                                                      149,950
  Income taxes receivable                                               356,201
  Other current assets                                                  175,766
                                                                    -----------
         Total current assets                                         5,175,485
                                                                    -----------

Property and equipment:
  Office furniture and fixtures                                         318,986
  Computers and office equipment                                      3,543,137
  Leasehold improvements                                                201,083
                                                                    -----------
                                                                      4,063,206
  Less accumulated depreciation and amortization                     (2,300,889)
                                                                    -----------
         Net property and equipment                                   1,762,317
                                                                    -----------

Deferred costs                                                        1,011,305
                                                                    -----------

         Total assets                                               $ 7,949,107
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    60,925
  Claims payable                                                        261,000
  Bank loan, current (note 7)                                            21,100
  Accrued expenses                                                      168,448
  Deferred tax liability                                                693,694
  Deferred revenue                                                    1,101,638
                                                                    -----------
         Total current liabilities                                    2,306,805

Commitments and contingencies (notes 4, 7, 10 and 11)

Shareholders' equity (notes 6 and 7):
  Common stock, no par value; authorized, 8,000,000 shares;
   issued 3,072,838 shares                                              757,296
  Additional paid-in capital                                          2,565,067
  Retained earnings                                                   3,839,128
  Unearned ESOP shares (note 7)                                         (22,560)
  Net unrealized loss on marketable investment securities (note 2)      (10,897)
                                                                    -----------
                                                                      7,128,034
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                    -----------
         Total shareholders' equity                                   5,642,302
                                                                    -----------

         Total liabilities and shareholders' equity                 $ 7,949,107
                                                                    ===========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                       Years ended July 31, 1999 and 1998

                                                      1999              1998
                                                  -----------        ----------
                                                   (Restated)
Operating revenues:
  Fee revenues                                    $ 7,051,722         7,411,460
  Reinsurance revenues                              1,395,569           397,662
                                                  -----------        ----------
         Total operating revenues                   8,447,291         7,809,122

Operating expenses:
  Sales and marketing expenses                      1,304,004         1,838,767
  Direct membership expenses                        2,477,132         2,757,550
  General and administrative expenses               2,883,837         2,452,586
  Reinsurance expense                               1,267,837           257,379
  ESOP charges (note 7)                                50,770            59,951
                                                  -----------        ----------
         Total operating expenses                   7,983,580         7,366,233
                                                  -----------        ----------

         Operating income                             463,711           442,889
                                                  -----------        ----------
Non-operating income (expense):
  Interest income                                     146,170           163,164
  Interest expense                                     (6,725)          (16,286)
                                                  -----------        ----------
         Total non-operating income                   139,445           146,878
                                                  -----------        ----------
         Income before income taxes                   603,156           589,767

Income taxes (note 9)                                 224,935           239,049
                                                  -----------        ----------

         Net income                               $   378,221           350,718
                                                  ===========        ==========
Net income per share - basic                      $      0.15              0.14
                                                  ===========        ==========
Net income per share - diluted                    $      0.14              0.14
                                                  ===========        ==========
Weighted average common and equivalent
  shares outstanding - basic                        2,598,270         2,559,750
                                                  ===========        ==========
Weighted average common and equivalent
  shares outstanding - diluted                      2,627,541         2,559,750
                                                  ===========        ==========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                             July 31, 1999 and 1998
                                   (Restated)

                                                                                    Net Unrealized
                                                                                    Gain (Loss) on
                          Outstanding           Additional                Unearned    Marketable                  Total
                            Common     Common    Paid-in      Retained      Esop      Investment   Treasury    Shareholders'
                            Shares     Stock     Capital      Earnings     Shares     Securities     Stock        Equity
                           ---------  --------  ----------   ----------   ---------    --------   -----------   ----------
Balances at July 31, 1997  2,544,736  $655,296  $2,552,223   $3,273,102   $(175,164)   $  4,923   $(1,485,732)  $4,824,648
Effect of restatement for
 deferred costs                   --        --          --     (162,913)         --          --            --     (162,913)
                           ---------  --------  ----------   ----------   ---------    --------   -----------   ----------
Restated balance at
 July 31, 1997             2,544,736   655,296   2,552,223    3,110,189    (175,164)      4,923    (1,485,732)   4,661,735

Stock options exercised       20,000    26,250          --           --          --          --            --       26,250
Net unrealized (loss)
 on marketable
 investment securities            --        --          --           --          --      (2,875)           --       (2,875)
Income tax benefit
 arising from employee
 stock option plan                --        --      21,393           --          --          --            --       21,393
Cost of ESOP shares
 released                         --        --     (19,268)          --      79,219          --            --       59,951
Net income                        --        --          --      350,718          --          --            --      350,718
                           ---------  --------  ----------   ----------   ---------    --------   -----------   ----------
Balances at July 31, 1998
 (Restated)                2,564,736   681,546   2,554,348    3,460,907     (95,945)      2,048    (1,485,732)   5,117,172

Stock options exercised       40,000    75,750          --           --          --          --            --       75,750
Net unrealized (loss)
 on marketable
 investment securities            --        --          --           --          --     (12,945)           --      (12,945)
Income tax benefit
 arising from employee
 stock option plan                --        --      33,333           --          --          --            --       33,333
Cost of ESOP shares
 released                         --        --     (22,614)          --      73,385          --            --       50,771
Net income                        --        --          --      378,221          --          --            --      378,221
                           ---------  --------  ----------   ----------   ---------    --------   -----------   ----------
Balances at July 31, 1999  2,604,736  $757,296  $2,565,067   $3,839,128   $ (22,560)   $(10,897)  $(1,485,732)  $5,642,302
                           =========  ========  ==========   ==========   =========    ========   ===========   ==========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended July 31, 1999 and 1998

                                                                  1999             1998
                                                               -----------      ----------
                                                                (Restated)
Cash flows from operating activities:
 Net income                                                    $   378,221         350,718
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation                                                     541,802         519,319
  Income tax benefit arising from stock option plan                 33,333          21,393
  ESOP shares committed to be released                              50,771          59,951
  Provision for losses on accounts receivable                           --          37,870
  Increase in deferred taxes                                       118,069         310,677
  Changes in assets and liabilities:
   Increase in member fees receivable                             (887,854)       (482,259)
   Increase in deferred costs                                     (360,030)       (707,864)
   (Decrease) increase in prepaid expenses and
     other current assets                                           60,732         (94,271)
   Increase in income taxes receivable                            (116,116)        (31,583)
   (Decrease) increase in accounts payable                        (146,734)         23,184
   Increase in claims payable                                      261,000              --
   Decrease in accrued expenses                                     78,671         (37,243)
   Decrease in deferred revenue                                   (172,789)       (111,327)
                                                               -----------      ----------
         Net cash used in operating activities                    (160,924)       (141,435)
                                                               -----------      ----------
Cash flows from investing activities:
 Purchases of property and equipment                              (303,749)       (430,394)
 Purchases of marketable investment securities                    (250,772)       (380,709)
 Redemptions/sales of marketable investment securities           1,000,110       1,809,112
 Decrease in note receivable-- officer                              16,731          16,999
                                                               -----------      ----------
         Net cash provided by investing activities                 462,320       1,015,008
                                                               -----------      ----------
Cash flows from financing activities:
 Repayments of bank loan                                           (84,400)        (84,400)
 Repayments of capital lease obligation                             (9,631)        (20,350)
 Proceeds from exercised stock options                              75,750          26,250
 Purchases of treasury stock                                            --              --
                                                               -----------      ----------
         Net cash used in financing activities                     (18,281)        (78,500)
                                                               -----------      ----------
         Net increase in cash and cash equivalents                 283,115         795,073

Cash and cash equivalents, beginning of year                     1,342,759         547,686
                                                               -----------      ----------

Cash and cash equivalents, end of year                         $ 1,625,874       1,342,759
                                                               ===========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes                     $     2,651              --
                                                               ===========      ==========
Cash paid during the year for interest                         $     4,554          13,418
                                                               ===========      ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Unrealized (loss) on marketable investment securities          $   (12,945)         (2,875)
                                                               ===========      ==========

See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                             July 31, 1999 and 1998
                                   (Restated)

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

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     DEFERRED COSTS

     The Company defers the direct costs of initiating vision plan memberships. Such costs are amortized over a twelve-month period, which corresponds to the period utilized for measurement of membership fees. Direct advertising costs are expensed as incurred.

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

                   Notes to Consolidated Financial Statements

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

                   Notes to Consolidated Financial Statements

(2)  MARKETABLE INVESTMENT SECURITIES

     At July 31, 1999, the actual cost, net of unrealized holding losses and the fair value of available-for-sale securities were as follows. There were no material realized gains or losses included in income in 1999.

                                              NET UNREALIZED
                                  COST        HOLDING LOSSES     FAIR VALUE
                                ---------     --------------     ----------

          Equity Securities     $ 250,772        (10,897)         239,875
                                =========        =======          =======

(3)  NOTE RECEIVABLE - OFFICER

     The Company has an outstanding note receivable due from the President and Chief Executive Officer. The note is secured by an insurance policy on the life of the officer. The terms of the note require annual installments through August 1, 1999. The balance of the note on July 31, 1999 was $28,794.

(4)  LEASE OBLIGATIONS

     The Company operates from leased premises under operating leases. Rental expense related to these leases was $299,175 in 1999 and $289,712 in 1998.

     Future minimum lease payments under noncancelable operating leases as of July 31, 1999 are as follows:

              YEARS ENDING JULY 31,
                      2000                          $ 299,216
                      2001                            312,610
                      2002                            320,984
                      2003                             53,730
                                                    ---------

                                                    $ 986,540
                                                    =========

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

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

     At July 31, 1999, 272,500 stock options were available for grant under this plan and 181,902 stock options were exercisable. Activity related to stock options is summarized, as follows:

                                INCENTIVE STOCK OPTIONS    NONQUALIFIED STOCK OPTIONS
                                -----------------------    --------------------------
                                              WEIGHTED                      WEIGHTED
                                              AVERAGE                       AVERAGE
                                              OPTION                        OPTION
                                 NUMBER      PRICE PER       NUMBER        PRICE PER
    DATE         ACTIVITY       OF SHARES      SHARE        OF SHARES        SHARE
    ----         --------       ---------      -----        ---------        -----
July 31, 1997   Outstanding       43,135      $  4.69          250,000      $  4.37
                Granted               --           --           17,500         3.31
                Exercised             --           --          (20,000)        1.31
                Expired           (8,733)        5.60               --           --
                                --------      -------      -----------      -------
July 31, 1998   Outstanding       34,402         4.83          247,500         4.09
                Granted               --           --           27,500         4.97
                Exercised             --           --          (40,000)        1.91
                Expired           (5,000)        6.00          (50,000)        6.15
                                --------      -------      -----------      -------
July 31, 1999   Outstanding       29,402      $  3.60          185,000      $  4.81
                                ========      =======      ===========      =======
                Exercisable       29,402                       152,500
                                ========                   ===========

     The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. For financial reporting purposes, the tax effect of this deduction is accounted for an increase in additional paid-in capital, rather than as a reduction of income tax expense. A tax benefit of approximately $33,333 was recognized for the year ended July 31, 1999.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  INCOME TAXES

     Components of income tax expense for the years ended July 31, 1999 and 1998 include:

                                         CURRENT         DEFERRED         TOTAL
                                         -------         --------         -----
     1999:
         Federal (Restated)             $  98,749          95,938        194,687
         State (Restated)                   8,117          22,131         30,248
                                        ---------         -------        -------

                                        $ 106,866         118,069        224,935
                                        =========         =======        =======
     1998:
         Federal                        $ (56,616)        245,565        188,949
         State                            (15,012)         65,112         50,100
                                        ---------         -------        -------

                                        $ (71,628)        310,677        239,049
                                        =========         =======        =======

     Actual tax expense differs from the "expected" tax expense (computed by applying the applicable U.S. Federal corporate tax rate of 34% to income before income taxes) as follows:

                                                          1999            1998
                                                       ----------        -------
                                                       (Restated)

Computed "expected" tax expense                         $ 214,989        200,521
Increase (reduction) in income taxes resulting from:
 Effect of permanent items                                (37,622)        33,066
 State income taxes, net of Federal benefit                47,568          5,462
                                                        ---------        -------

                                                        $ 224,935        239,049
                                                        =========        =======

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The temporary differences that give rise to deferred tax assets and liabilities at July 31, 1999 (Restated) include:

         Deferred tax assets:
           Bad debt reserve                                          $   14,694
           Accrued expenses                                              95,006
                                                                     ----------
              Total gross deferred tax assets                           109,700

           Less valuation allowance                                          --
                                                                     ----------
              Net deferred tax asset                                    109,700

         Deferred tax liabilities:
           Deferred costs                                              (697,983)
           Accelerated depreciation                                     (26,588)
           Prepaid expenses                                             (53,139)
           Other                                                        (25,684)
                                                                     ----------
               Total gross deferred tax liabilities                    (803,394)
                                                                     ----------
               Net deferred tax liability                            $ (693,694)
                                                                     ==========

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

                   Notes to Consolidated Financial Statements

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

(12) RESTATEMENT

     During 2000, subsequent to the issuance of the Company's July 31, 1999 audited consolidated financial statements, certain accounting items that affect those consolidated financial statements were identified as requiring adjustment.

     The need for adjustment was identified in the following items: an unrecorded claims reserve of $261,000; a tax credit of $109,000 originally recorded in fiscal 1999 that the Company now knows will not be realized; and adjustments further reducing general expenses by $171,000. In addition, $163,000 of costs were identified that do not qualify for deferral. This item only affects retained earnings accumulated in prior years.

     After restatement of these items, the net income of the Company is reduced by $165,000 ($0.06 per share) in fiscal 1999. Financial statement balances and footnote presentation have been restated accordingly.