Form 10QSB/A
period 1999-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2000-06-20
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For quarter ended October 31, 1999.

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

                                      NONE

           Securities Registered Pursuant to Section 12(gh) of the Act:

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

Registrant's Common Stock outstanding at December 31, 1999 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                  FORM 10-QSB/A
                              FOR THE QUARTER ENDED
                                OCTOBER 31, 1999


PART I. FINANCIAL INFORMATION (RESTATED)                                    PAGE
                                                                            ----
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheet as of October 31, 1999 (Restated)          3

        Consolidated Statement of Operations for the Quarter Ended
        October 31, 1999 and 1998 (Restated)                                  4

        Consolidated Statement of Cash Flows for the Three Months
        ended October 31, 1999 and 1998 (Restated)                            5

        Notes to Consolidated Financial Statements (Unaudited)                6

Item 2. Management's Discussion and Analysis                                  7


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                   9

Item 6. Exhibits and Reports on Form 8-K                                      9

Signatures                                                                   10

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet (Unaudited)
                                October 31, 1999
                                   (Restated)


                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 1,553,810
  Marketable investment securities                                      229,500
  Member fees receivable, net of allowance
    for doubtful accounts of $40,385                                  2,064,782
  Deferred expenses                                                     148,683
  Prepaid expenses                                                      159,215
  Income taxes receivable                                               402,163
  Other current assets                                                  109,748
                                                                    -----------
         Total current assets                                         4,667,901
                                                                    -----------
Property and equipment:
  Office furniture and fixtures                                         318,986
  Office equipment                                                    3,592,262
  Leasehold improvements                                                201,083
                                                                    -----------
                                                                      4,112,331
  Less accumulated depreciation and amortization                     (2,436,861)
                                                                    -----------
         Net property and equipment                                   1,675,470
                                                                    -----------

         Total assets                                               $ 6,343,371
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    38,908
  Claims payable                                                        278,000
  Current portion of bank loan (note 2)                                  21,100
  Deferred revenue                                                      502,374
  Accrued expenses and other current liabilities                        118,939
  Deferred income taxes                                                 285,549
                                                                    -----------
         Total current liabilities                                    1,244,870

Shareholders' equity:
  Common stock, no par value; authorized, 8,000,000 shares;
   issued 3,072,838 shares                                              757,296
  Additional paid-in capital                                          2,565,067
  Net unrealized loss on marketable investment securities               (21,272)
  Unearned ESOP shares (note 2)                                         (20,035)
  Retained earnings                                                   3,303,177
                                                                    -----------
                                                                      6,584,233
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                    -----------
         Total shareholders' equity                                   5,098,501
                                                                    -----------

         Total liabilities and shareholders' equity                 $ 6,343,371
                                                                    ===========

See accompanying notes to the consolidated financial statements (unaudited).

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)
                     Quarter Ended October 31, 1999 and 1998
                                   (Restated)

                                                         1999           1998
                                                      ----------     ----------
Operating revenues:
  Fee revenues                                        $1,719,104     $1,617,433
  Premiums assumed                                       818,173        218,825
                                                      ----------     ----------
      Total operating revenues                         2,537,277      1,836,258

Operating expenses:
  Sales and marketing costs                              314,041        351,096
  Direct membership costs                                653,411        586,115
  General and administrative expenses                    651,244        657,319
  Assumed incurred losses and fees                       646,014        212,088
  ESOP charges                                             2,525         14,125
  Depreciation                                           135,972        134,559
                                                      ----------     ----------
      Total operating expenses                         2,403,207      1,955,302
                                                      ----------     ----------

      Operating income (loss)                            134,070       (119,044)
                                                      ----------     ----------
Non-operating income (expense):
  Interest income                                         27,451         79,273
  Interest expense                                          (448)        (2,532)
                                                      ----------     ----------
      Total non-operating income                          27,003         76,741
                                                      ----------     ----------

      Income (loss) before income taxes                  161,073        (42,303)

Income taxes (benefit)                                    54,765        (16,077)
                                                      ----------     ----------
      Net income (loss) before change in
       accounting principle                              106,308        (26,226)
                                                      ----------     ----------
Cumulative effect of change in accounting
  principle                                             (642,259)            --
                                                      ----------     ----------
      Net income (loss) after change in
       accounting principle                           $ (535,951)    $  (26,226)
                                                      ==========     ==========
Net income (loss) per share - basic before change
 in accounting principle                              $     0.04     $    (0.01)

Cumulative effect of change in accounting
 principle, net of tax - basic                             (0.25)            --
                                                      ----------     ----------
Net income (loss) per share - basic after change
 in accounting principle                              $    (0.21)    $    (0.01)
                                                      ==========     ==========
Net income (loss) per share - diluted before change
 in accounting principle                              $     0.04     $    (0.01)

Cumulative effect of change in accounting principle,
 net of tax - diluted                                      (0.25)            --
                                                      ----------     ----------
Net income (loss) per share - diluted after change
 in accounting principle                              $    (0.20)    $    (0.01)
                                                      ==========     ==========
Weighted average common and equivalent shares
 outstanding - basic                                   2,604,736      2,578,069
                                                      ==========     ==========
Weighted average common and equivalent shares
 outstanding - diluted                                 2,621,250      2,578,069
                                                      ==========     ==========

See accompanying notes to the consolidated financial statements (unaudited).

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended October 31, 1999 and 1998
                                   (Restated)

                                                         1999           1998
                                                     -----------     ----------
Cash flows from operating activities:
 Net loss                                            $  (535,951)    $  (26,226)
 Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
  Depreciation                                           135,972        134,559
  ESOP shares committed to be released                     2,525         14,125
  Provision for losses on accounts receivable              2,515             --
  Decrease in deferred taxes                            (408,145)            --
  Increase (decrease) in cash resulting from
   changes in:
   Member fees receivable                                390,673        (87,377)
   Deferred expenses                                   1,003,677          3,601
   Prepaid expenses and other current assets              56,753        231,972
   Income tax receivable                                 (45,962)         3,811
   Accounts payable                                      (22,017)        19,734
   Claims payable                                         17,000         59,000
   Deferred revenue                                     (599,264)      (697,069)
   Accrued expenses and other current liabilities        (49,509)       (48,886)
                                                     -----------     ----------
       Net cash used in operating activities             (51,733)      (392,756)
                                                     -----------     ----------
Cash flows from investing activities:
 Decrease in marketable investment securities                 --        371,815
 Decrease in note receivable - officer                    28,794         18,048
 Purchases of property and equipment                     (49,125)      (221,225)
                                                     -----------     ----------
       Net cash (used in) provided by investing
        activities                                       (20,331)       168,638
                                                     -----------     ----------
Cash flows from financing activities:
 Proceeds from stock options exercised                        --         74,750
 Repayments of bank loan                                      --        (21,100)
 Repayments of capital lease obligation                       --         (5,330)
                                                     -----------     ----------
       Net cash provided by financing activities              --         48,320
                                                     -----------     ----------
       Net decrease in cash and cash equivalents         (72,064)      (175,798)

Cash and cash equivalents, beginning of year           1,625,874      1,342,759
                                                     -----------     ----------

Cash and cash equivalents, end of year               $ 1,553,810     $1,166,961
                                                     ===========     ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
 Unrealized (loss) gain on marketable investment
  securities                                         $   (10,375)    $    1,738
                                                     ===========     ==========

See accompanying notes to the consolidated financial statements (unaudited).

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     Quarter Ended October 31, 1999 and 1998
                                   (Unaudited)

NOTE 1 - GENERAL

These restated financial statements have been prepared by First American Health Concepts, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the unaudited (restated) financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and statement of cash flows for the periods presented.

The unaudited (restated) financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1999 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 29, 1999. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

During 2000, subsequent to the issuance of the Company's consolidated financial statements for the quarter ended October 31, 1999, certain accounting items that affect the consolidated financial statements as of and for the quarters ended October 31, 1999 and 1998 were identified as requiring adjustment. The need for adjustment was identified in the following items: an unrecorded claims reserve, tax adjustments, other adjustments related to general expenses, and costs that do not qualify for deferral. All presentations have been restated accordingly. The adjustments reduce the 1998 $0.02 loss per share after change in accounting principle to $0.01 and the 1999 $0.22 loss per share after change in accounting principle to $0.21.

NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN

During fiscal 1994, the Company implemented an employee stock ownership plan (First American Health Concepts, Inc. Employee Stock Ownership Plan and related Trust), qualified as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The Plan is designated to invest primarily in Company stock exclusively for the benefit of eligible employees of the company. Each eligible employee becomes a participant in the Plan upon completion of one year of service as defined by the Plan. Company contributions are determined each year by the Company's Board of Directors (subject to certain limitations) and are allocated among the accounts of the participants in proportion to their total compensation.

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

The minimum remaining payment required to be made during the fiscal year ending July 31, 2000 is $21,100.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB/A contains forward-looking statements. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.

RESULTS OF OPERATIONS

Operating revenues for the quarter ended October 31, 1999, were $2,537,000 compared to $1,836,000 for the quarter ended October 31, 1998, an increase of over 38%. Revenues generated from the Company's indemnity plans increased 90% to $1,325,000 for the first quarter 2000, as compared to $699,000 for the same period in the prior year. The Company's reinsurance captive, First American Reinsurance Company (FARC), revised its quota share agreement with the primary insurance carrier in July 1999. FARC now reinsures all insured business. During the quarter ended October 31, 1998, FARC only reinsured business written January 1998 and later. This contract change represents $183,000 of the increase. The remaining $416,000 increase is due to the sale of new business. Revenue's from the Company's traditional vision care savings product remained unchanged, at $1,020,000, from the same three-month period in fiscal 1999. Management expects revenues from indemnity plans to continue to increase in the second quarter due to the significant number of calendar year benefit plans. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 24% for the quarter ended October 31, 1999 to $2,403,000. However, the ratio of total operating expenses to total revenue decreased to 95%, as compared to 105% for the same period in the prior year. The increased expenses result from increased reinsurance expenses corresponding with the increase in reinsurance premium revenue.

Sales and marketing costs decreased 11% to $314,000 for the quarter ended October 31, 1999, as compared to $351,000 for the quarter ended October 31, 1999. The decrease is due, in part, to a timing issue related to travel expense. The remaining difference is related to certain reclassification of expense. As discussed above, FARC changed the terms of its quota share agreement in July 1999. Therefore, some broker-related expenses that were previously related to fee income and charged to sales and marketing, have now become reinsurance expenses.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions increased to $653,000 for the quarter ended October 31, 1999, as compared to $566,000 for the same period in fiscal 1999. These expenses increased due to increased enrollment.

General and administrative expenses totaled $651,000 for the three months ended October 31, 1999, as compared to $657,000 for the same period in the prior year.

Reinsurance expense increased to $646,000 for the quarter ended October 31, 1999, as compared to $212,000 for the quarter ended October 31, 1998. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase is due to increased sales and a revision of contract terms.

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

Interest income was $27,000 for the three months ended October 31, 1999, as compared to $79,000 for the corresponding period in 1998. Interest income during the quarter ended October 31, 1998 included a one-time gain on the sale and reinvestment of securities.

Interest expense decreased slightly for the quarter-to-quarter comparison. The decrease is a result of repayments of borrowings by the ESOP trust, which are guaranteed, and therefore, recorded by the Company. The ESOP commitment was paid in full in November 1999.

LIQUIDITY AND CAPITAL RESOURCES
Working capital was $3,423,000 and the current ratio was 3.8 to 1 at October 31, 1999. Cash and cash equivalents and marketable investment securities totaled $1,784,000. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

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

The Company tested and implemented improvements, related to Year 2000 issues, from its software vendors. The Company believes that it did not incur additional material costs in the implementation of the improvements.

The Company is also worked with its non-IT systems vendors. Testing and implementation of these modifications is complete .

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

         27 -- Restated Financial Data Schedule

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


FIRST AMERICAN HEALTH CONCEPTS, Inc.
         (Registrant)


By: /s/ James D. Hyman
    --------------------------------
    James D. Hyman
    President & CEO



By: /s/ James Gresko
    ---------------------------------
    (James Gresko)
    Vice President Finance and Chief Financial Officer

Date: June 20, 2000