Form 10QSB/A
period 2000-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2000-06-20
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For quarter ended January 31, 2000.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X] No [ ].

Registrant's Common Stock outstanding at February 29, 2000 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                  FORM 10-QSB/A
                              FOR THE QUARTER ENDED
                                JANUARY 31, 2000


PART I.   FINANCIAL INFORMATION (RESTATED)                                  Page
                                                                            ----
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of January 31, 2000 (Restated)        3

          Consolidated Statement of Operations for the quarter
          ended January 31, 2000 and 1999 (Restated)                          4

          Consolidated Statement of Cash Flows for the three months
          ended January 31, 2000 and 1999 (Restated)                          5

          Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.   Management's Discussion and Analysis                                7

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                10

Item 6.   Exhibits and Reports on Form 8-K                                   10

Signatures                                                                   11

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet (Unaudited)
                                January 31, 2000
                                   (Restated)


                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 1,258,638
  Marketable investment securities                                      218,500
  Member fees receivable, net of allowance
    for doubtful accounts of $43,503                                  3,416,052
  Deferred expenses                                                     162,269
  Prepaid expenses                                                      153,327
  Income taxes receivable                                               435,872
  Other current assets                                                   87,226
                                                                    -----------
         Total current assets                                         5,731,884
                                                                    -----------

Property and equipment:
  Office furniture and fixtures                                         320,583
  Office equipment                                                    3,699,817
  Leasehold improvements                                                201,083
                                                                    -----------
                                                                      4,221,483
  Less accumulated depreciation and amortization                     (2,614,489)
                                                                    -----------
         Net property and equipment                                   1,606,994
                                                                    -----------

         Total assets                                               $ 7,338,878
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   231,501
  Claims payable                                                        328,000
  Deferred revenue                                                    1,212,699
  Accrued expenses and other current liabilities                        102,327
  Deferred income taxes                                                 285,549
                                                                    -----------
         Total current liabilities                                    2,160,076

Shareholders' equity:
  Common stock, no par value; authorized, 8,000,000
    shares; issued 3,072,838 shares                                     757,296
  Additional paid-in capital                                          2,565,067
  Net unrealized loss on marketable investment securities               (32,272)
  Unearned ESOP shares (note 2)                                            (675)
  Retained earnings                                                   3,375,118
                                                                    -----------
                                                                      6,664,534
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                    -----------
         Total shareholders' equity                                   5,178,802
                                                                    -----------

         Total liabilities and shareholders' equity                 $ 7,338,878
                                                                    ===========

See accompanying notes to the consolidated financial statements (unaudited).

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)
                   Quarter Ended January 31, 2000 and 1999 and
                 the Six Months Ended January 31, 2000 and 1999
                                   (Restated)

                                                               Quarter Ended January 31,      Six Months Ended January 31,
                                                               -------------------------      ----------------------------
                                                                  2000            1999            2000           1999
                                                               -----------     ----------      ----------      ----------
Operating revenues:
  Fee revenues                                                 $ 1,684,681      1,763,706      3,403,785        3,381,139
  Premiums assumed                                                 921,161        284,326      1,739,334          503,151
                                                               -----------     ----------     ----------       ----------
     Total operating revenues                                    2,605,842      2,048,032      5,143,119        3,884,290

Operating expenses:
  Sales and marketing costs                                        317,571        367,071        631,613          718,166
  Direct membership costs                                          692,938        587,189      1,346,349        1,218,947
  General and administrative expenses                              697,796        691,578      1,349,040        1,303,253
  Assumed incurred loss expense                                    324,087        141,947        718,798          282,132
  Assumed underwriting expense                                     289,468         83,463        540,772          155,365
  ESOP charges                                                      19,361         12,822         21,885           26,948
  Depreciation                                                     177,628        135,298        313,599          269,856
                                                               -----------     ----------     ----------       ----------
     Total operating expenses                                    2,518,849      2,019,368      4,922,056        3,974,667
                                                               -----------     ----------     ----------       ----------
     Operating income (loss)                                        86,993         28,664        221,063          (90,377)
                                                               -----------     ----------     ----------       ----------
Non-operating income (expense):
  Interest income                                                   22,020         21,042         49,470          100,315
  Interest expense                                                     (11)        (5,494)          (458)          (8,027)
                                                               -----------     ----------     ----------       ----------
     Total non-operating income                                     22,009         15,548         49,012           92,288
                                                               -----------     ----------     ----------       ----------
     Income before income taxes                                    109,002         44,212        270,075            1,911

Income taxes                                                        37,061         16,801         91,826              726
                                                               -----------     ----------     ----------       ----------
     Net income before change in accounting principle               71,941         27,411        178,249            1,185
                                                               -----------     ----------     ----------       ----------
Cumulative effect of change in accounting
  principle, net of tax                                                 --             --       (642,259)              --
                                                               -----------     ----------     ----------       ----------
     Net income (loss) after change in accounting principle    $    71,941         27,411       (464,010)           1,185
                                                               ===========     ==========     ==========       ==========
Net income per share - basic before change
  in accounting principle                                      $      0.03           0.01           0.07               --

Cumulative effect of change in accounting principle,
 net of tax - basic                                                     --             --          (0.25)              --
                                                               -----------     ----------     ----------       ----------
Net income (loss) per share - basic after change in
 accounting principle                                          $      0.03           0.01          (0.18)              --
                                                               ===========     ==========     ==========       ==========
Net income per share - diluted before change in
 accounting principle                                          $      0.03           0.01           0.07               --

Cumulative effect of change in accounting principle,
 net of tax - diluted                                                   --             --          (0.25)              --
                                                               -----------     ----------     ----------       ----------
Net income (loss) per share - diluted after change in
 accounting principle                                          $      0.03           0.01          (0.18)              --
                                                               ===========     ==========     ==========       ==========
Weighted average shares outstanding - basic                      2,604,736      2,604,736      2,604,736        2,591,403
                                                               ===========     ==========     ==========       ==========
Weighted average shares outstanding - diluted                    2,623,715      2,632,132      2,625,155        2,591,403
                                                               ===========     ==========     ==========       ==========

See accompanying notes to the consolidated financial statements (unaudited).

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                   Six months ended January 31, 2000 and 1999
                                   (Restated)

                                                                   2000              1999
                                                                -----------       -----------
Cash flows from operating activities:
 Net income (loss)                                              $  (464,010)            1,185
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation                                                      313,599           269,856
  ESOP shares committed to be released                               21,885            26,948
  Provision for losses on accounts receivable                         5,642                --
  Decrease in deferred taxes                                       (408,145)               --
  Decrease in cash resulting from changes in:
   Member fees receivable                                          (963,724)       (1,395,571)
   Deferred expenses                                                990,091          (259,387)
   Prepaid expenses and other current assets                         85,163            25,849
   Income tax receivable                                            (79,671)              317
   Accounts payable                                                 170,576           243,378
   Claims payable                                                    67,000           118,000
   Deferred revenue                                                 111,061            95,523
   Accrued expenses and other current liabilities                   (66,121)          (30,515)
                                                                -----------       -----------
       Net cash used in operating activities                       (216,654)         (904,417)
                                                                -----------       -----------
Cash flows from investing activities:
 Decrease in marketable investment securities                            --           271,364
 Decrease in note receivable - officer                               28,794            17,609
 Purchases of property and equipment                               (158,276)         (248,095)
                                                                -----------       -----------
       Net cash (used in) provided by investing activities         (129,482)           40,878
                                                                -----------       -----------
Cash flows from financing activities:
 Proceeds from stock options exercised                                   --            75,750
 Repayments of bank loan                                            (21,100)          (42,200)
 Repayments of capital lease obligation                                  --            (7,206)
                                                                -----------       -----------
       Net cash (used in) provided by financing activities          (21,100)           26,344
                                                                -----------       -----------
       Net decrease in cash and cash equivalents                   (367,236)         (837,195)

Cash and cash equivalents, beginning of period                    1,625,874         1,342,759
                                                                -----------       -----------
Cash and cash equivalents, end of period                        $ 1,258,638           505,564
                                                                ===========       ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Unrealized loss on marketable investment securities           $   (21,375)              (94)
                                                                ===========       ===========

See accompanying notes to the consolidated financial statements (unaudited).

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            January 31, 2000 and 1999
                                   (Unaudited)


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

During 2000, subsequent to the issuance of the Company's January 31, 2000 consolidated financial statements, certain accounting items that affect those consolidated financial statements as of and for the periods ended January 31, 2000 and 1999 were identified as requiring adjustment. The need for adjustment was identified in the following items: an unrecorded claims reserve, tax adjustments, other adjustments related to general expenses, and costs that do not qualify for deferral. All presentations have been restated accordingly. The adjustments change net income (loss) per share after change in accounting principle as follows: Quarter ended January 31, 2000: $0.01 decrease; January 31, 1999: no change; and six months ended January 31, 2000: no change; January 31, 1999: $0.01 increase.

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

RESULTS OF OPERATIONS

Operating revenues for the quarter ended January 31, 2000, were $2,606,000 compared to $2,048,000 for the quarter ended January 31, 2000, an increase of over 27%. Revenues generated from the Company's indemnity plans increased 101% to $1,502,000 for the second quarter 2000, as compared to $746,000 for the same period in the prior year. Indemnity plan revenues for the first half of 2000 are $2,827,000, a 96% increase over the same period in 1999. The Company's reinsurance captive, First American Reinsurance Company (FARC), revised its quota share agreement with the primary insurance carrier in July 1999. FARC now reinsures all insured business. During the quarter and six months ended January 31, 1999, FARC only reinsured business written January 1998 and later. This contract change represents $240,000 of the quarter increase and $423,000 of the year-to-date increase. The remaining increase is due to the sale of new business. Revenue's from the Company's traditional vision care savings product are $943,000 and $1,963,000 for the quarter and six months ended January 31, 2000. Revenues for the corresponding periods in 1999 were $1,114,000 and $2,138,000. Management expects revenues from indemnity plans to continue to increase in the remaining half of the fiscal year. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting from the Company's third quarter generally showing the largest increase in enrollment and revenues. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 25% for the quarter ended January 31, 2000 to $2,519,000. Total operating expenses for the year-to-date 2000 increased 24% to $4,922,000. However, the ratio of total operating expenses to total revenue decreased to 96%, as compared to 102% for the same six-month period in the prior year. The increased expenses result from increased reinsurance expenses corresponding with the increase in reinsurance premium revenue and increased general and administrative expenses associated with the Company's California subsidiary, Eye Care Plan of America - California, Inc. (ECPA-CA).

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

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions increased to $693,000 for the quarter ended January 31, 2000, as compared to $587,000 for the same period in fiscal 1999. Direct membership costs increased for the six-month period to $1,346,000, as compared to $1,219,000 for the same period in 1999. The membership expenses increased due to increased enrollment.

General and administrative expenses totaled $698,000 for the three months ended January 31, 2000, as compared to $692,000 for the same quarter in the prior year. General and administration expenses for the six months ended January 31, 2000 were $1,349,000, as compared to $1,303,000 for the same period in the prior year. This increase is due to the treatment of expenses associated with the licensing of ECPA-CA. These costs were written off in the first quarter of 2000 due to the mandatory adoption of SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES.

Assumed incurred loss expense increased to $324,000 for the quarter ended January 31, 2000, as compared to $142,000 for the quarter ended January 31, 1999. Assumed incurred loss expense increased to $719,000 for the six-month period, as compared to $282,000 for the same period in 1999. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase is due to increased sales and a revision of contract terms.

Assumed underwriting expense increased for both the three months and the six months ended January 31, 2000. The assumed underwriting expense was $422,000 and $800,000 for the three and six months ended January 31, 2000. The expense was $83,000 and $155,000 for the corresponding periods in 1999. The increase is due to increased revenues as discussed above.

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

Interest income was $22,000 and $49,000 for the three months ended January 31, 2000, as compared to $21,000 and $100,000 for the corresponding periods in 1999. Interest income during the first quarter 1999 included a one-time gain on the sale and reinvestment of securities.

Interest expense decreased for the quarter and year-to-date comparison. The decrease is a result of repayments of borrowings by the ESOP trust, which are guaranteed, and therefore, recorded by the Company. The ESOP commitment was paid in full in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3,572,000 and the current ratio was 2.7 to 1 at January 31, 2000 while cash and cash equivalents and marketable investment securities comprised $1,477,000. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, in the quarter October 31, 1999. The Company was previously deferring start-up costs associated with its California subsidiary. The subsidiary will operate as a Specialized Knox-Keene Health Care Services Organization upon approval and licensure by the California Department of Corporations.

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

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference to the Company's 1999 Definitive Notice and Proxy Statement Filed November 15, 1999.

ITEM 4(a) Annual Meeting of Shareholders: December 10, 1999

ITEM 4(b) Proposal No. 1: Election of Directors

          John R. Behrmann                      2,046,949     For
                                                   24,200     Withhold Authority
                                                    3,412     Broker Non-Votes

          Robert J. Delsol                      2,046,949     For
                                                   24,200     Against
                                                  423,541     Broker Non-Votes

          Thomas B. Morgan                      2,046,949     For
                                                   24,200     Against
                                                  423,541     Broker Non-Votes

          John A. Raycraft                      2,046,949     For
                                                   24,200     Against
                                                  423,541     Broker Non-Votes

          Robert M. Topol                       2,046,949     For
                                                   24,200     Against
                                                  423,541     Broker Non-Votes

ITEM 4(c) Proposal No. 2: To ratify the Board of Directors recommendation to appoint KPMG LLP the Company's independent public accountants for fiscal year 2000.

                                                2,066,599     For
                                                    4,400     Against
                                                      150     Abstain
                                                  423,541     Broker Non-Votes

ITEM 4(d) There were no settlements between registrant and any other participant terminating any solicitation, subject to Rule 14a-11.


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