Form 10QSB
period 2000-04-30
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2000-06-20
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarter ended April 30, 2000.

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

Registrant's common stock outstanding at May 31, 2000 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                                   FORM 10-QSB
                              FOR THE QUARTER ENDED
                                 APRIL 30, 2000

                                TABLE OF CONTENTS



Part I.  Financial Information                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of April 30, 2000                                  3

         Statements of Operations for the quarter and nine
         months ended April 30, 2000 and 1999                                4

         Statements of Cash Flows for the nine months
         ended April 30, 2000 and 1999                                       5

         Note to the Financial Statements                                    6

Item 2.  Management's Discussion and Analysis                                6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                   9

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2000
                                   (UNAUDITED)

ASSETS

Current Assets:
  Cash and cash equivalents                                          $  658,649
  Marketable investment securities                                      219,000
  Member fees receivable, net of allowance for
    doubtful accounts of $40,385                                      4,256,934
  Deferred expenses                                                     243,260
  Prepaid expenses                                                      100,378
  Income tax receivable                                                 479,890
  Other current assets                                                  126,489
                                                                     ----------
      Total Current Assets                                            6,084,600

Property and Equipment:
  Office furniture and fixtures                                         320,583
  Office equipment                                                    3,925,731
  Leasehold improvements                                                201,083
                                                                     ----------
                                                                      4,447,397
  Less accumulated depreciation and amortization                     (2,751,938)
                                                                     ----------
      Net Property and Equipment                                      1,695,459
                                                                     ----------
      Total Assets                                                   $7,780,059
                                                                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                   $  304,913
  Claims payable                                                        378,000
  Deferred revenue                                                    1,591,772
  Accrued expenses and other current liabilities                        103,770
  Deferred income taxes                                                 285,549
                                                                     ----------
      Total Current Liabilities                                       2,664,004

Shareholders' Equity:
  Common stock, no par value; Authorized
    8,000,000 shares; Issued, 3,072,838 shares                          757,296
  Additional paid-in capital                                          2,565,067
  Net unrealized loss on marketable investment securities               (31,772)
  Unearned ESOP shares                                                   10,659
  Retained earnings                                                   3,300,537
                                                                     ----------
                                                                      6,601,787
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                     ----------
      Total Shareholders' Equity                                      5,116,055
                                                                     ----------

      Total Liabilities and Shareholders' Equity                     $7,780,059
                                                                     ==========

   See Accompanying Notes to the Consolidated Financial Statements (Unaudited)

             FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Quarter ended April 30,      Nine months ended April 30,
                                                 --------------------------    --------------------------
                                                    2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
Fee revenues                                     $ 2,033,684    $ 1,895,713    $ 5,437,468    $ 5,276,852
Reinsurance revenues                               1,459,534        350,615      3,198,869        853,766
                                                 -----------    -----------    -----------    -----------
  Total                                            3,493,218      2,246,328      8,636,337      6,130,618

Operating Expenses:
  Sales and marketing costs                          387,113        239,428      1,003,165        957,594
  Direct membership costs                            800,885        801,749      2,117,547      2,021,423
  General and administration                         744,034        592,101      2,127,738      1,894,627
  Assumed incurred loss expense                    1,115,981        223,949      1,834,780        506,081
  Assumed underwriting expense                       418,636        112,158        959,409        267,523
  ESOP charges                                        16,798         11,504         49,265         38,452
  Depreciation                                       137,452        135,973        451,051        405,829
                                                 -----------    -----------    -----------    -----------
    Total Operating Expenses                       3,620,899      2,116,862      8,542,955      6,091,529
                                                 -----------    -----------    -----------    -----------
    Operating Income (Loss)                         (127,681)       129,466         93,382         39,089

Non-operating Income (Expense):
  Interest income                                     15,127         16,753         64,597        117,068
  Interest expense                                        --           (916)          (458)        (8,943)
                                                 -----------    -----------    -----------    -----------
    Total Non-operating Income                        15,127         15,837         64,139        108,125

    Income (Loss) Before Income Taxes               (112,554)       145,303        157,521        147,214

Income Taxes                                         (37,973)        53,673         53,853         54,399
                                                 -----------    -----------    -----------    -----------
  Net Income (Loss) Before Change
    in Accounting Principle                      $   (74,581)   $    91,630    $   103,668    $    92,815
                                                 -----------    -----------    -----------    -----------
Cumulative Effect of Change in
  Accounting Principle, Net of Tax               $        --    $        --    $  (642,259)   $        --

  Net Income (Loss) After Change
    in Accounting Principle                      $   (74,581)   $    91,630    $  (538,591)   $    92,815

Net Income/(Loss) Per Share - Basic
  Before Change in Accounting Principle          $     (0.03)   $      0.04    $      0.04    $      0.04
                                                 ===========    ===========    ===========    ===========
Cumulative Effect of Change in Accounting
 Principle , Net of Tax - Basic                  $        --    $        --    $     (0.25)   $        --
                                                 ===========    ===========    ===========    ===========
Net Income/(Loss) Per Share - Basic
  After Change in Accounting Principle           $     (0.03)   $      0.04    $     (0.21)   $      0.04
                                                 ===========    ===========    ===========    ===========
Net Income/(Loss) Per Share - Diluted
  Before Change in Accounting Principle          $     (0.03)   $      0.04    $      0.04    $      0.04
                                                 ===========    ===========    ===========    ===========
Cumulative Effect of Change in Accounting
  Principle, Net of Tax - Diluted                $        --    $        --    $     (0.24)   $        --
                                                 ===========    ===========    ===========    ===========
Net Income/(Loss) Per Share - Diluted
  Before After in Accounting Principle           $     (0.03)   $      0.04    $     (0.20)   $      0.04
                                                 ===========    ===========    ===========    ===========
Weighted Average Shares Outstanding - Basic        2,604,736      2,578,069      2,604,736      2,578,069
                                                 ===========    ===========    ===========    ===========
Weighted Average Shares Outstanding - Diluted      2,621,250      2,621,250      2,629,076      2,578,069
                                                 ===========    ===========    ===========    ===========

   See Accompanying Notes to the Consolidated Financial Statements (Unaudited)

             FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               Nine months ended April 30,
                                                                              -----------------------------
                                                                                 2000              1999
                                                                              -----------       -----------
Cash Flows from Operating Activities:
 Net (Loss) Income                                                            $  (538,591)      $    92,815
 Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation                                                                    451,051           405,829
  ESOP shares committed to be released                                             33,217            38,452
  Provision for losses on accounts receivable                                       2,515                --
  (Decrease) in deferred taxes                                                   (408,145)               --
  Change In Assets and Liabilities:
   (Increase) decrease in member fees receivable                               (1,801,479)         (939,318)
   Decrease (increase) in deferred expenses                                       909,100          (379,476)
   Decrease (increase) in prepaid expenses and other current assets                98,849           (29,435)
   (Increase) decrease in income tax receivable                                  (123,689)           51,144
   Increase (decrease) in accounts payable                                        243,988            52,478
   Increase (decrease) in claims payable                                          117,000           177,000
   Increase (decrease) in deferred revenue                                        490,134          (484,769)
   (Decrease) increase in accrued expenses and other current liabilities          (64,678)           (7,860)
                                                                              -----------       -----------
       Net Cash Used by Operating Activities                                     (590,728)       (1,023,140)
                                                                              -----------       -----------
Cash Flows from Investing Activities:
 Decrease in marketable investment securities                                          --           255,168
 Decrease in note receivable-officer                                               28,794            17,170
 Purchases of property and equipment                                             (384,191)         (146,949)
                                                                              -----------       -----------
       Net Cash (Used) Provided By Investing Activities                          (355,397)          125,389
                                                                              -----------       -----------
Cash Flows from Financing Activities:
 Proceeds from stock options exercised                                                 --            75,750
 Repayments of bank loan                                                          (21,100)          (63,300)
 Repayments of capital lease obligation                                                --            (7,353)
                                                                              -----------       -----------
       Net Cash (Used) Provided By Financing Activities                           (21,100)            5,097
                                                                              -----------       -----------
       Net Decrease in Cash and Cash Equivalents                                 (967,225)         (892,654)

Cash and Cash Equivalents, Beginning of Period                                  1,625,874         1,342,759
                                                                              -----------       -----------
Cash and Cash Equivalents, End of Period                                      $   658,649       $   450,105
                                                                              ===========       ===========
Supplemental Disclosures of Non-Cash Activities:
  Unrealized (loss) gain on marketable investment securities                  $   (20,875)      $      (176)
                                                                              ===========       ===========

   See Accompanying Notes to the Consolidated Financial Statements (Unaudited)

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                        NOTE TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The unaudited financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's 1999 audited financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on October 29, 1999, except for the change in accounting principle for deferred costs, the recording of a reserve for claims incurred but not yet reported, and the write off of certain insurance contract fulfillment costs.

During 2000, subsequent to the issuance of the Company's July 31, 1999 audited consolidated financial statements, certain accounting items that affect those consolidated financial statements as of and for the period ended April 30, 1999 were identified as requiring adjustment. The need for adjustment was identified in the following items: an unrecorded claims reserve, tax adjustments, other adjustments related to general expenses and costs that do not qualify for deferral. The adjustments change net income per share as follows: quarter ended April 30, 1999: $0.05 decrease and nine months ended April 30, 1999: $0.05 decrease.

Operating results for the nine months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

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

RESULTS OF OPERATIONS

Operating revenues for the quarter ended April 30, 2000 were $3,493,000 compared to $2,246,000 for the quarter ended April 30, 1999, an increase of 56%. Revenues generated from the Company's indemnity plans increased 175% to $2,312,000 for the third quarter 2000, as compared to $841,000 for the same period in the prior year. Indemnity plan revenues for the nine months ended were $5,139,000, a 128% increase over the same period in 1999. Revenues from the Company's traditional vision care savings product were $947,000 and $2,859,000 for the quarter and nine months ended April 30, 2000. Revenue for the corresponding periods in 1999 was $1,209,000 and $3,347,000. Management expects revenues from indemnity plans to continue to increase during the remaining fiscal year. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 71% for the quarter ended April 30, 2000 to $3,621,000. Total operating expenses for the year to date increased 40% to $8,543,000. 54% or $1,329,000 of the year to date increase was the result of increased reinsurance expenses corresponding with the increase in reinsurance premium revenue.

Sales and marketing costs increased to $387,000 for the quarter ended April 30, 2000, as compared to $239,000 for the quarter ended April 30, 1999. Sales and marketing expense for the nine- month period ended April increased 5% to $1,003,000 as compared to $958,000 for the same period in 1999. The increase was due to new sales offices coupled with increased commissions to outside brokers due to the sale of indemnity plans.

Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions decreased to $801,000 for the quarter ended April 30, 2000, as compared to $802,000 for the same period in fiscal 1999. Direct membership costs for the nine-month period increased 5% to $2,118,000, as compared to $2,021,000 for the same period in 1999.

General and administration expenses totaled $744,000 for the quarter ended April 30, 2000, as compared to $592,000 to the same quarter in the prior year. General and administration expenses for the nine months ended April 30, 2000 increased 12% to $2,128,000, as compared to $1,895,000 for the same period in the prior year. This increase was due to the treatment of expenses associated with the licensing of ECPA-CA. These costs are expensed through operations in fiscal 2000, but were deferred in fiscal 1999. Those previously deferred costs were written off in the first quarter of fiscal 2000 due to the mandatory adoption of SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES.

Assumed incurred loss expense increased to $1,116,000 for the quarter ended April 30, 2000, as compared to $224,000 for the quarter ended April 30, 1999. Assumed incurred loss expense increased to $1,835,000 for the nine-month period, as compared to $506,000 for the same period in 1999. The increase in assumed incurred loss expense corresponds to the increase in reinsurance revenues.

Assumed underwriting expense increased for the nine months ended April 30, 2000. The assumed underwriting expense was $419,000 for the quarter and $959,000 for the nine-months ended April 30, 2000. The expense was $112,000 and $268,000 for the corresponding periods in fiscal 1999. The increase is due to increased revenues as discussed above.

Depreciation was $137,000 for the three months ended April 30, 2000, as compared to $136,000 for the corresponding period in the prior year. Depreciation for the nine months ended April 30, 2000 was $451,000, as compared to $406,000 for the same period in the prior year. The increase was due to a shortened depreciation period on some information systems equipment.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's Employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

Interest income was $15,000 for the three months ended April 30, 2000 and $65,000 year to date as compared to $17,000 and $117,000 for the corresponding periods in fiscal 1999. Interest income during the first quarter 1999 included a one-time gain on the sale and reinvestment of securities.

Interest expense decreased for the quarter and year to date comparison. The decrease is a result of repayments of borrowings by the ESOP trust.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3,421,000 and the current ratio was 2.3 to 1 at April 30, 2000 while cash, cash equivalents and marketable securities comprised $877,649. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, in the quarter ended October 31, 1999. The Company was previously deferring start-up costs associated with its California subsidiary. The subsidiary operates as a Specialized Knox-Keene Health Care Services Organization.

YEAR 2000

The Company so far has experienced no disruptions in the operation of its internal information systems during the transition to the year 2000. The Company is not aware that any of its vendors or clients experienced any disruptions during their transition to the year 2000 or that there has been any year 2000 issues with its services provided. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur.

If the Company or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered, it could have a material adverse impact on the Company.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 -- Restated Financial Data Schedule

     (b) Reports On Form 8-K

         A Form 8-K was filed April 6, 2000  announcing  the promotion of James
         D. Hyman from Chief Operating Officer to President and Chief Executive Officer of First American Health Concepts, Inc. effective April 1, 2000.

         Mr. Hyman replaced John A. Raycraft who left the Company on March 15, 2000 to pursue other interests. Mr. Raycraft also resigned as a member of the Board of Directors effective March 15, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


First American Health Concepts, Inc.
           (Registrant)



By: /s/ James D. Hyman
    --------------------------------
    James D. Hyman
    President & CEO


Date: June 19, 2000