Form 10KSB40
period 2000-07-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2000-12-22
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report  Pursuant to Section 13 or 15 (d) of the  Securities  Exchange
    Act of 1934.

     For the fiscal year July 31, 2000.

[ ] Transition  Report  Pursuant  to Section  13 or 15 (d) of the  Securities
    Exchange Act of 1934.

    For the transition period from     N/A        to      N/A      .
                                  ---------------    --------------

                         Commission File Number: 0-15207

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                 (Name of small business issuer in its charter)

      Arizona                                           86-0418406
(State of Incorporation)                    (IRS Employer Identification Number)

7776 South Pointe Parkway West, Suite 150, Phoenix, Arizona   85044-5424
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for the fiscal year ended July 31, 2000 was $12,133,034.

     Registrant's Common Stock outstanding at November 22, 2000 was 2,604,736 shares after deducting 468,102 shares of treasury stock. At such date, the aggregate market value of Registrant's Common stock held by non-affiliates, based upon the closing price at which such stock was sold on AMEX on such date was approximately $4,659,515.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2001 are incorporated in Part III as set forth herein.

                                TABLE OF CONTENTS


                                     PART I                                 PAGE
                                                                            ----

Item 1.  Description of Business                                              2
Item 2.  Description of Property                                              3
Item 3.  Legal Proceedings                                                    3
Item 4.  Submission of Matters to a Vote of Security Holders                  3

                          Part II

Item 5.  Market for Common Equity and Related Stockholder Matters             4
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            4
Item 7.  Financial Statements                                                 8
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             8

                         Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act                  10
Item 10. Executive Compensation                                              10
Item 11. Security Ownership of Certain Beneficial Owners and Management      10
Item 12. Certain Relationships and Related Transactions                      11
Item 13. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

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

     Initially, FAHC's growth came from the development of a direct access preferred pricing program. This program is delivered through a national preferred provider ("PPO") network of independent and retail optometrists, opticians and ophthalmologists. The most significant growth in the past three years has occurred in the self-funded products and the insured products that are underwritten by primary insurance carriers. Prior to January 1998, the Company received administrative fee revenue in association with the insured revenue. In January 1998, FAHC formed a captive reinsurance company, First American Reinsurance Company ("FARC") in order to share in the underwriting profits of the primary carrier.

In December 1999, the California subsidiary Eye Care Plan of America - California, Inc. ("ECPA-CA") received licensure approval from the state. ECPA-CA allows the Company to operate as an HMO in the number one vision care market in the country. ECPA-CA operates as a specialized Knox-Keene Health Care Service Organization.

BUSINESS OF ISSUER

     FAHC markets and administers three related products under its d.b.a. ECPA; a direct access preferred pricing program, an insured program underwritten by various insurance carriers and a self funded program.

     The direct access preferred pricing program membership accesses providers directly and obtains savings on products and services based upon fee schedule agreements. The insured and self-funded programs are similar. Members access providers directly and pay only a co-payment (if applicable) for scheduled vision care benefits. The Company performs the claims administration for the underwriting carrier and interacts directly with the providers. Insured benefits are underwritten by Security Life Insurance Company of America (founded in
1956), The MEGA Life and Health Insurance Company (founded in 1982), Columbian Life Insurance Company (founded in 1990), Columbian Mutual Life Insurance (founded in 1882), and Starmount Life Insurance Company (founded in 1983).

     The preferred pricing, insured and self-funded products are distributed both directly and through a broker/agent network to employers and other sponsors having access to ten or more employees, clients or customers. Existing and potential sponsors include employer groups, insurance carriers, third party administrators, health maintenance organizations, multiple employer trusts, financial institutions, associations, labor unions, governmental bodies and political subdivisions.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases an aggregate of 18,247 square feet of Class B office space for its sales and administrative offices. The Company's headquarters office in Phoenix, Arizona is leased at an effective rate of $28,292 per month with an original expiration date of September 2003, subject to renewal options. Sales offices are located in California, Colorado, Georgia, Massachusetts, Ohio, Pennsylvania and Texas with effective rates ranging from $400 to $1,800 per month and lease expiration dates through March 2002.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various claims and litigation arising out of the ordinary course of business. In the opinion of management, the Company has adequate legal defenses and the outcome of those matters will not materially effect the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

                       TRADING RANGE DURING THE YEARS ENDED JULY 31,
                       ---------------------------------------------
                               2000                     1999
                         ----------------         --------------
                          HIGH      LOW            HIGH     LOW
      QUARTER ENDED:
      October 31         $3.938    $2.438         $4.375    $3.5
      January 31         $4.375    $2.375         $4.25     $3.5
      April 30           $4.375    $2.125         $5        $2.875
      July 31            $3        $2.5           $4.25     $2.75

     Beginning August 4, 1999, the Company's common stock is traded on the American Stock Exchange (symbol: FAH) in order to take advantage of the AMEX specialist system. From February 27, 1995 to August 3, 1999, the Company's common stock traded on the NASDAQ National Market System (symbol: FAHC). Prior to that date, common shares were traded on the NASDAQ Over-the-Counter Market. On November 22, 2000 there were approximately 100 shareholders of record, not including those shares held in street name. The Company has neither declared nor paid any cash dividends to date and does not plan to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended July 31, 2000 and July 31, 1999 presented below reflects certain restatements to the Company's previously reported results of operations for the year ended July 31, 1999. See Note 11 of the notes to consolidated financial statements for discussions of these restatements.

ACCOUNTING SYSTEMS AND CONTROLS

     As a result of the appointment of new senior executive officers by the Board and their review of the Company's books and records, current management concluded that there had been a break down in the internal accounting controls and the related audit function. Accordingly, they immediately undertook steps to strengthen and maintain the adequacy of their internal accounting systems and controls and replaced the former auditors, KPMG. Since then, management has adopted a comprehensive plan to improve, implement and maintain reliable accounting systems and controls which address the reportable conditions identified.

RESULTS OF OPERATIONS

     Loss before change in accounting principle for the year ended July 31, 2000 was $10,000, or $0.00 per share basic and diluted, compared to a net loss, before change in accounting principle, of $125,000, or $0.05 per share basic and diluted, for the year ended July 31, 1999. The loss for the year ended July 31, 2000 was further increased by $159,000, net of taxes of $95,000, or $0.06 per share basic and diluted, due to a change in accounting principle resulting from the Company's adoption of Statement of Position 98-5 which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. After giving effect for the change in accounting principle the net loss for the year ended July 31, 2000 was $169,000, or $0.06 per share basic and diluted, compared to a net loss of $125,000, or $0.05 per share basic and diluted for the year ended July 31, 1999.

     First American Health Concepts, Inc. ("FAHC" or the "Company") reported a $4,192,000 or 53% increase in operating revenues, with a growth from $7,941,000 for 1999 to $12,133,000 for 2000. Non-insured products decreased $216,000 or 5% from $3,969,000 in 1999 to $3,753,000 in 2000. This decrease is a reflection of changing market demand for vision care preferred pricing or "discount" programs that the Company has been anticipating for several years. Insured and self-funded product revenues increased $2,698,000 or 77% from $3,487,000 in 1999 to $6,185,000 in 2000. The significant increase in insured and self-funded revenue was due to a significant increase in the volume of insured customers marketed through its captive reinsurance subsidiary. Other revenues increased $1,710,000 or 353% from $485,000 in 1999 to $2,195,000 in 2000. The significant increase in other revenues was due to various administrative and marketing services provided to the Company's carriers through its captive reinsurance subsidiary, as well as an increase in new self-funded clients. Market research continues to show an increasing demand for full-benefit, managed vision care programs. The Company anticipates that revenues from its managed vision care programs (insured and self-funded) will continue to be the source of growth in the future. This is the reason that FARC was formed in January 1998. FARC assumes a portion of the insured premium from the underwriting carrier through a Quota Share agreement. The premium assumed under this agreement during fiscal 2000 was $4,695,000 of the insured and self-funded revenues discussed above. The premium assumed during fiscal 1999 was $1,353,000.

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

     Total operating expenses increased $3,975,000 or 48% from $8,291,000 in 1999 to $12,266,000 in 2000. The majority of the increase in total operating expenses is due to reinsurance expense which increases proportionately with reinsurance revenues. Total operating expense decreased as a percentage of total operating revenue from 104% in 1999 to 101% in 2000, reflective of an investment made in prior years in the infrastructure necessary to support managed vision care. Overall operating expenses as a percentage of operating revenues are expected to continue to decrease as the Company continues to increase its volume of activity through its reinsurance subsidiary.

     Sales and marketing expenses increased $58,000 or 4% from $1,385,000 in 1999 to $1,443,000 in 2000. The majority of the increase is attributable to approximately $58,000 of product development expense incurred during fiscal 2000 as a result of new product enhancements and was further increased by consulting costs and the opening of five new sales offices. This increase was offset by lower telemarketing expenses resulting from an elimination of telemarketing sales and staff due to our broker driven strategy.

     Direct membership expenses increased $526,000 or 25% from $2,109,000 in 1999 to $2,635,000 in 2000. The majority of the increase of direct membership expenses is due to increased staffing and contract labor which increased by approximately $395,000 from 1999 and costs associated with supplying vision plan members with membership materials, maintaining a national provider network and administering claims processing functions which further increased expenses by approximately $172,000. These cost increases were offset by lower costs of consulting, travel and entertainment, employee training -nd subscriptions primarily due to continued efforts by management to cut cost.

     General and administrative expenses ("G&A") increased $507,000 or 17% from $2,936,000 in 1999 to $3,443,000 in 2000. G&A increased by $166,000 as a result of opening five new sales offices. The remainder of the increase in G&A during 2000 is primarily due to costs incurred for information systems contract labor and software support necessary for various fiscal year 2000 hardware, software systems upgrades, normal rent escalations of existing office leases, higher accounting and audit fees.

     Reinsurance expense increased $2,865,000 or 226% from $1,268,000 in 1999 to $4,133,000 in 2000. Reinsurance expense is the claims, marketing and administration expense associated with the assumed reinsurance premium. FARC was created in January 1998 and only assumed insured business incepting during or after January 1998, all other insured revenue was fee related and only included overhead expense. All new insured business written in 1999, plus all business written January 1, 1998 and later, was subject to the Quota Share agreement in fiscal 1999. Furthermore, beginning July 1, 1999 all business written prior to January 1998 is also subject to the Quota Share agreement. Therefore, the increase in reinsurance expense corresponds to the increase in reinsurance revenue. Reinsurance expense as a percentage of reinsurance revenue was 94% in 1999 compared to 88% in 2000. Reinsurance expense as a percentage of reinsurance revenue is expected to continue to decrease in the future as the volume of insured product sales increases.

     Interest income was $146,000 in 1999 compared to $113,000 in 2000. The decrease is due to lower average invested balances.

     Income tax benefit decreased $76,000 or 89% from $86,000 in 1999 to $10,000 in 2000. The decrease is attributable to the lower net loss from operations

CHANGE IN ACCOUNTING PRINCIPLE

        The Company adopted Statement of Position ("SOP") 98-5 "REPORTING THE COSTS OF START-UP ACTIVITIES" which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. This new standard, which was effective for the Company for the fiscal year ending July 31, 2000, was evaluated by management and any relevant costs were expensed during the quarter ending October 31, 1999. The Company was previously deferring start-up costs associated with ECPA-CA. Accordingly, the Company recorded a $159,000 change in accounting principle (after reduction for income taxes of $95,000) which is included in the net loss for the year ended July 31, 2000. This change in accounting principle resulted in an increase of loss per share of $0.06 per share basic and diluted.

SUBSTANTIAL PROFESSIONAL SERVICES EXPENSES

     The Company has incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its prior accounting practices and preparation of its audited financial statements for the years ended July 31, 2000 and July 31, 1999. Included in these expenses are the costs of the PKF audits, legal costs, and costs of retaining outside accounting assistance to assist management in reviewing and reconciling its books and records of which $50,000 has been accrued as of July 31, 2000. Management expects that an additional $120,000 to $150,000 of professional service costs will be incurred to complete the fiscal year 2000 review which will be expensed during the first two quarters of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased 10% from $2,122,000 and a current ratio of 2.17 to 1 at July 31, 1999 to working capital of $2,343,000 and the current ratio was
2.15 to 1 at July 31, 2000. Cash and cash equivalents and marketable investment securities decreased $352,000 or 19% from $1,866,000 at July 31, 1999 to $1,514,000 at July 31, 2000.

     The Company's cash and cash equivalents decreased $341,000 or 21% from $1,626,000 at July 31, 1999 to $1,285,000 at July 31, 2000. The majority of the
Company's use of funds for the year ended July 31, 2000 was the purchase of new computer hardware and software and necessary system support. Cash flow from operating activities was $94,000 for the year ended July 31, 2000 compared to cash used in operating activities of $(161,000) for the year ended July 31, 1999. A majority of cash flows during the year ended July 31, 1999 was derived from the redemption of certain marketable securities of approximately $1 million, the proceeds of which were used to acquire property and equipment, purchase additional marketable securities and to continue funding the start-up operations of ECPA-CA while it was awaiting licensure approval from the state of California.

     Management anticipates moderate capital expansion in 2001 through capital additions and infrastructure expenditures to accommodate growth as it occurs. The Company believes its ongoing cash flow will support all anticipated capital expenditures and operating expenses.

CONTRACTUAL ARRANGEMENTS

     The Company's insured line of business is underwritten by Security Life Insurance Company of America ("SLICA"), The MEGA Life and Health Insurance Company ("MEGA"), Columbian Life, Columbian Mutual, and Starmount Life. According to the management agreement with SLICA (dated April 15, 1992), SLICA is responsible to "process, investigate, settle and pay all claims arising," including claims underwritten by the MEGA Life and Health Insurance Company. The Company assumes both premium and risk of loss on the policies under the terms of a Reinsurance Agreement between FARC and SLICA (dated January 1, 1998). The risk of loss is based upon the schedule of benefits attached to each policy. Under the terms of the agreement, SLICA retains adequate cash reserves on a funds withheld basis.

LICENSURE ISSUES

     The Company markets and administers insured vision care under its own licenses, or the license of other insurance carriers, in each state where insured vision care is provided. To meet legal and regulatory requirements, a subsidiary, First American Administrators, Inc. ("FAA") was created to provide these services. Both FAHC and FAA hold various third-party administrator licenses in markets where they do business. The Company holds 33 licenses at the present time, 11 states do not require a license. The Company anticipates completing the licensing process in the remaining states in 2001 for the remaining 7 licenses.

     The  primary  licensing  activity  involving  FAHC's  subsidiary,   ECPA-CA
resulted in the filing of an application for licensure as a Specialized Knox-Keene Health Care Services Organization in the State of California. The license was approved on December 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     DERIVATIVES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

     There are certain matters affecting accounting and disclosure, which have been pronounced by the Financial Accounting Standards Board and other authoritative accounting bodies. Management has evaluated and implemented those currently required, and is evaluating the applicability and impact of those pronouncements that are not yet effective.

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

ITEM 7. FINANCIAL STATEMENTS

     The Company's financial statements and notes thereto are included in this report beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ending July 31, 2000 Company management and the firm of KPMG LLP ("KPMG") engaged in discussions regarding the Company's present size and scope of operations and mutually agreed that the Company may better be served by a different firm of independent auditors. Prior to Company management making a change, KPMG resigned as independent auditors on July 24, 2000. On September 7, 2000, the Company engaged Pannell Kerr Forster of Texas, P.C. ("PKF") to replace KPMG as its independent auditors. On July 31, 2000, a Form 8-K was filed in connection with the resignation of KPMG which included a letter delivered by KPMG regarding its resignation as the Company's independent auditors. On September 12, 2000, a Form 8-K was filed in connection with its engagement of PKF to replace KPMG. The complete text of each of the Form 8-Ks and their respective exhibits are incorporated herein by reference. In connection with a review, by new management, of past accounting practices and the conduct of the fiscal year 2000 audit, and subsequent to filing of the restated 1999 Form 10-KSB/A on June 20, 2000, the Company discovered that further adjustments were required to correct the previously restated financial statements. The Company then engaged PKF to reaudit the year ended July 31, 1999, which resulted in a further restatement of the finacial statements of the Company as of and for the fiscal year ended July 31, 1999. See Note 11 to the consolidated financial statements for further discussion.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The information called for by this Item, with respect to directors, and with respect to officers regarding compliance with Section 16(a) is incorporated by reference to the Company's 2000 Definitive Notice of Meeting and Proxy Statement.

                       AGE AT                CURRENT TITLE AND POSITIONS HELD
EXECUTIVE OFFICER      7/31/00               DURING THE LAST FIVE YEARS
-----------------      -------               --------------------------

James D. Hyman       55   President  and Chief  Executive  Officer  since  April
                          2000;  Vice  President of Marketing and Sales from May
                          1997 to April 2000;  a Principal & Vice  President  of
                          Managed Care for Physicians Eyecare Network, Inc. from
                          1993 to 1996,  Vice  President of Marketing  for Davis
                          Vision, Inc. from 1987 to 1993.

David M. Bungert     50   Vice President of Sales and Marketing  since May 2000;
                          formerly Vice  President,  Special  Markets  Marketing
                          1997 to May 2000; Vice President, Group Division 1992 to 1997; Director, Group Division 1989 to 1992 with
                          Security Life Insurance Company of America.

James A. Gresko      47   Vice President of Finance and Chief Financial  Officer
                          since  April 2000;  Executive  Vice  President/CFO  of
                          Acordia of California from October 1997 to April 2000;
                          Chief  Financial  Officer of  Acordia of Arizona  from
                          October 1993 to October 1997.

Carolyn Hall         60   Secretary and Treasurer  since 1988;  Secretary  since
                          1987.

Timothy MacDonald    42   Vice President of Administration  since August,  2000;
                          Director  of  Customer  Satisfaction  August  1995  to
                          August 2000.

Glenn M. Sheley      60   Vice President of Corporate  Development since October
                          2000; Director of Provider Relations for Eye Care Plan of America - California, Inc. from May 2000 to October
                          2000;  President and CEO of National Health Plans from
                          June 1995 to June 1998; Chief Operating Officer of PPO
                          Alliance from March 1993 to February 1995.

ITEM 10. EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated by reference to the Company's 2000 Definitive Notice of Meeting and Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated by reference to the Company's 2000 Definitive Notice of Meeting and Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Additional information called for by this Item is incorporated by reference to the Company's 2000 Definitive Notice of Meeting and Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT
         NUMBER      DESCRIPTION                        METHOD OF FILING
         ------      -----------                        ----------------
          3-A  Articles of Incorporation    Incorporated by reference to Exhibit
               of the Company as amended    3-A of 1990 10-K.

          3-B  Bylaws of the Company        Incorporated by reference to Exhibit
                                            3-B of 1992 10-K.


          4-A  Specimen Stock Certificate   Incorporated by reference to Exhibit
                                            4-A of S-18 33-00118-LA

          11.1 Earnings Per Share           Included herein

          27.1 Financial Data Schedule      Included herein

          28   Notice of Meeting and        Incorporated by reference to the
               Proxy Statement              Company's 2000 Definitive Notice and
                                            Proxy Statement

     (b) Reports on Form 8-K

          The  Company  filed a Form  8-K on July 31,  2000 as a  result  of the resignation of KPMG L.L.P, the Company's Independent Public Accountants. The Company filed a Form 8-K on September 12, 2000 to announce the appointment of Pannell Kerr Forster of Texas, P.C. as its Independent Public Accountants. The complete text of each of the Form 8-Ks and their respective exhibits are incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                                                 (Registrant)


Date: December 21, 2000                By: /s/ James D. Hyman
                                           -------------------------------------
                                           James D. Hyman
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                          TITLE                     DATE
             ---------                          -----                     ----


/s/ James D. Hyman             President and Chief Executive Officer    12/21/00
---------------------------
(James D. Hyman)


/s/ James A. Gresko            Vice President Finance and Chief         12/21/00
---------------------------    Financial Officer
(James A. Gresko)


/s/ John R. Behrmann           Chairman of the Board                    12/21/00
---------------------------
(John R. Behrmann)


/s/ Robert J. Delsol           Director                                 12/21/00
---------------------------
Robert J. Delsol


/s/ Thomas B. Morgan           Director                                 12/21/00
---------------------------
(Thomas B. Morgan)


/s/ Robert M. Topol            Director                                 12/21/00
---------------------------
(Robert M. Topol)

                      FIRST AMERICAN HEALTH CONCEPTS, INC.
                                AND SUBSIDIARIES


                                      INDEX

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements:
     Independent Auditors' Report............................................F-1

     Consolidated Balance Sheets as of July 31, 2000 and 1999................F-2

     Consolidated Statements of Operations for the Years Ended
     July 31, 2000 and 1999..................................................F-3

     Consolidated Statements of Shareholders' Equity for the Years Ended
     July 31, 2000 and 1999..................................................F-4

     Consolidated Statements of Cash Flows for the Years Ended
     July 31, 2000 and 1999..................................................F-5

     Notes to Consolidated Financial Statements..............................F-6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

NONE

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
First American Health Concepts, Inc.

We have audited the accompanying consolidated balance sheets of First American Health Concepts, Inc. and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Health Concepts, Inc. and subsidiaries as of July 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed further in Note 11, the consolidated financial statements have been restated to reflect the correction of certain accounting errors.

                                  /s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
December 21, 2000

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         JULY 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              -----------       -----------
                                                                                (RESTATED)
                         ASSETS
Current assets:
 Cash and cash equivalents                                    $ 1,284,896       $ 1,625,874
 Marketable investment securities                                 229,000           239,875
 Member fees receivable, net of an allowance
     of $345,292 and $230,245, respectively                     1,966,013         1,515,262
 Note receivable-officer                                               --            28,794
 Deferred costs                                                   139,591            79,428
 Prepaid expenses                                                  98,789           149,950
 Income taxes receivable                                           75,543            61,576
 Deferred income taxes                                            148,782            67,511
 Other current assets                                             436,268           175,766
                                                              -----------       -----------
      Total current assets                                      4,378,882         3,944,036
                                                              -----------       -----------
Property and equipment:
 Office furniture and fixtures                                    325,372           318,986
 Computers and office equipment                                 3,979,162         3,543,137
 Leasehold improvements                                           201,083           201,083
                                                              -----------       -----------
                                                                4,505,617         4,063,206

 Less accumulated depreciation and amortization                (2,893,160)       (2,300,889)
                                                              -----------       -----------
      Net property and equipment                                1,612,457         1,762,317
                                                              -----------       -----------

Intangible assets, net                                            768,249         1,011,305
                                                              -----------       -----------

      Total assets                                            $ 6,759,588       $ 6,717,658
                                                              ===========       ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $   180,768       $    60,925
 Claims payable                                                   312,400           261,000
 Bank loan, current                                                    --            21,100
 Accrued expenses                                                 335,838           355,197
 Deferred revenue                                               1,206,433         1,123,405
                                                              -----------       -----------
      Total current liabilities                                 2,035,439         1,821,627
                                                              -----------       -----------
Commitments and contingencies

Shareholders' equity:
 Common stock, no par value; 8,000,000 shares
  authorized; 3,072,838 shares issued                             757,296           757,296
 Additional paid-in capital                                     2,550,795         2,565,067
 Retained earnings                                              2,923,562         3,092,857
 Unearned ESOP shares                                                  --           (22,560)
 Net unrealized loss on marketable investment securities          (21,772)          (10,897)
 Treasury stock, at cost, 468,102 shares                       (1,485,732)       (1,485,732)
                                                              -----------       -----------
      Total shareholders' equity                                4,724,149         4,896,031
                                                              -----------       -----------

      Total liabilities and shareholders' equity              $ 6,759,588       $ 6,717,658
                                                              ===========       ===========

               See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED JULY 31,
                                                                   -------------------------------
                                                                       2000               1999
                                                                   ------------       ------------
                                                                                       (RESTATED)
Operating revenues:
 Fee revenues                                                      $  7,437,965       $  6,587,662
 Reinsurance revenues                                                 4,695,069          1,353,118
                                                                   ------------       ------------

      Total operating revenues                                       12,133,034          7,940,780

Operating expenses:
 Sales and marketing expenses                                         1,442,664          1,385,081
 Direct membership expenses                                           2,635,497          2,109,175
 General and administrative expenses                                  3,443,038          2,936,027
 Reinsurance expense                                                  4,132,754          1,267,837
 Depreciation and amortization                                          603,640            541,802
 ESOP charges                                                             8,288             50,770
                                                                   ------------       ------------

      Total                                                          12,265,881          8,290,692
                                                                   ------------       ------------

      Operating loss                                                   (132,847)          (349,912)
                                                                   ------------       ------------
Non-operating income (expense):
 Interest income                                                        113,354            146,170
 Interest expense                                                          (458)            (6,725)
                                                                   ------------       ------------

      Total non-operating income                                        112,896            139,445
                                                                   ------------       ------------
      Loss before income tax benefit and
       change in accounting principle                                   (19,951)          (210,467)

Income tax benefit                                                        9,552             85,946
                                                                   ------------       ------------

      Loss before change in accounting principle                        (10,399)          (124,521)

Change in accounting principle, net of tax benefit of $95,337          (158,896)                --
                                                                   ------------       ------------

      Net loss                                                     $   (169,295)      $   (124,521)
                                                                   ============       ============
Basic and diluted net loss per share:
 Loss before change in accounting principle                        $         --       $      (0.05)
 Change in accounting principle                                           (0.06)                --
                                                                   ------------       ------------

      Basic and diluted net loss per share                         $      (0.06)      $      (0.05)
                                                                   ============       ============
Basic and diluted weighted average common
 and equivalent shares outstanding                                    2,604,736          2,598,270
                                                                   ============       ============

               See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             JULY 31, 2000 AND 1999
                                   (RESTATED)

                                                                                         UNREALIZED
                                                                                         GAIN (LOSS)
                            OUTSTANDING             ADDITIONAL                UNEARNED  ON MARKETABLE                  TOTAL
                              COMMON    COMMON       PAID-IN      RETAINED      ESOP     INVESTMENT    TREASURY     SHAREHOLDERS'
                              SHARES     STOCK       CAPITAL      EARNINGS     SHARES    SECURITIES      STOCK         EQUITY
                              ------     -----       -------      --------     ------    ----------      -----         ------
Balances at July 31, 1998   2,564,736  $681,546   $ 2,554,348   $ 3,460,907   $(95,945)   $  2,048    $(1,485,732)  $ 5,117,172

Prior period effect of
 restatement                       --        --            --      (243,529)        --          --             --      (243,529)
                            ---------  --------   -----------   -----------   --------    --------    -----------   -----------
Restated balances at
 July 31, 1998              2,564,736   681,546     2,554,348     3,217,378    (95,945)      2,048     (1,485,732)    4,873,643

Stock options exercised        40,000    75,750            --            --         --          --             --        75,750

Income tax benefit arising
 from employee stock option
 plan                              --        --        33,333            --         --          --             --        33,333
Cost of ESOP shares
 released                          --        --       (22,614)           --     73,385          --             --        50,771

Comprehensive loss:
  Net loss                         --        --            --      (124,521)        --          --             --      (124,521)

  Net unrealized loss on
   marketable investment
   securities                      --        --            --            --         --     (12,945)            --       (12,945)
                                                                                                                    -----------
Comprehensive loss                 --        --            --            --         --          --             --      (137,466)
                            ---------  --------   -----------   -----------   --------    --------    -----------   -----------

Balances at July 31, 1999   2,604,736   757,296     2,565,067     3,092,857    (22,560)    (10,897)    (1,485,732)    4,896,031

Cost of ESOP shares
 released                          --        --       (14,272)           --     22,560          --             --         8,288

Comprehensive loss:
  Net loss                         --        --            --      (169,295)        --          --             --      (169,295)

  Net unrealized loss on
   marketable investment
   securities                      --        --            --            --         --     (10,875)            --       (10,875)
                                                                                                                    -----------
Comprehensive loss                 --        --            --            --         --          --             --      (180,170)
                            ---------  --------   -----------   -----------   --------    --------    -----------   -----------

Balances at July 31, 2000   2,604,736  $757,296   $ 2,550,795   $ 2,923,562   $     --    $(21,772)   $(1,485,732)  $ 4,724,149
                            =========  ========   ===========   ===========   ========    ========    ===========   ===========

               See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED JULY 31,
                                                                  -----------------------------
                                                                      2000              1999
                                                                  -----------       -----------
                                                                                     (RESTATED)
Cash flows from operating activities:
  Net loss                                                        $  (169,295)      $  (124,521)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Change in accounting principle                                    158,896                --
    Depreciation and amortization                                     603,640           541,802
    Income tax benefit arising from stock option plan                      --            33,333
    ESOP shares committed to be released                                8,288            50,771
    Provision for losses on accounts receivable                       115,047            83,145
    Increase in deferred taxes                                          2,889           (91,368)
  Changes in assets and liabilities:
    Member fees receivable                                           (566,603)         (349,472)
    Deferred costs                                                    (71,532)         (298,403)
    Prepaid expenses and other current assets                        (208,537)           57,955
    Income taxes receivable                                           (13,967)         (152,384)
    Accounts payable                                                  119,844          (146,735)
    Claims payable                                                     51,400           261,000
    Accrued expenses                                                  (19,359)          124,975
    Deferred revenue                                                   83,028          (151,022)
                                                                  -----------       -----------

        Net cash provided by (used in) operating activities            93,739          (160,924)
                                                                  -----------       -----------
Cash flows from investing activities:
  Purchases of property and equipment                                (442,411)         (303,749)
  Purchases of marketable investment securities                            --          (250,772)
  Redemptions/sales of marketable investment securities                    --         1,000,110
  Note receivable-officer                                              28,794            16,731
                                                                  -----------       -----------

        Net cash provided by (used in) investing activities          (413,617)          462,320
                                                                  -----------       -----------
Cash flows from financing activities:
  Repayments of bank loan                                             (21,100)          (84,400)
  Repayments of capital lease obligation                                   --            (9,631)
  Proceeds from exercised stock options                                    --            75,750
                                                                  -----------       -----------

        Net cash used in financing activities                         (21,100)          (18,281)
                                                                  -----------       -----------

        Net increase (decrease) in cash and cash equivalents         (340,978)          283,115

Cash and cash equivalents, beginning of year                        1,625,874         1,342,759
                                                                  -----------       -----------

Cash and cash equivalents, end of year                            $ 1,284,896       $ 1,625,874
                                                                  ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                      $        --       $   152,740
                                                                  ===========       ===========

  Cash paid during the year for interest                          $       458       $     4,554
                                                                  ===========       ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
  Unrealized loss on marketable investment securities             $   (10,875)      $   (12,945)
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

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS DESCRIPTION AND REVENUE RECOGNITION

      First American Health Concepts, Inc. ("FAHC" or the "Company") receives membership fees through its various Eye Care Plan of America ("ECPA") programs. ECPA Non-Insured membership generally is renewed annually and fees are remitted to the Company monthly by sponsors, based on the number of members represented by the sponsor. Revenues are recognized monthly based on the aggregate number of members reported to the Company. Membership fees may also be remitted on an annual basis and, in such cases, are amortized ratably to income over a twelve-month period. Premiums and fees related to ECPA Insured and ECPA Self-Funded Programs are calculated and billed on a monthly basis and recognized accordingly. The premium for these policies is remitted directly to the insurance carrier. For policies incepting prior to January 1, 1998, the insurance carrier remits fees to the Company on a monthly basis. The Company created a captive reinsurance company, First American Reinsurance Company ("FARC") in January 1998. Therefore, for policies incepting after January 1, 1998, the insurance carrier remits a quota share portion of the premium to the Company on a monthly basis. Beginning July 1, 1999 all business written prior to January 1998 is also subject to the quota share agreement.

      PRINCIPLES OF CONSOLIDATION AND BASIS FOR PRESENTATION

      The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 11, the Company restated its consolidated financial statements for fiscal year 1999. Similarly, amounts included within the footnotes for fiscal 1999 have also been restated to conform with that presentation. Additionally, Certain prior year amounts have been reclassified to conform to current year presentation.

      CHANGE IN ACCOUNTING PRINCIPLE

      The Company adopted Statement of Position ("SOP") 98-5 "REPORTING THE COSTS OF START-UP ACTIVITIES" which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. This new standard, which was effective for the Company for the fiscal year ending July 31, 2000, was evaluated by management and any relevant costs was expensed during the quarter ending October 31, 1999. The Company was previously deferring start-up costs associated with the Eye Care Plan of America-California, Inc. ("ECPA-CA"). Accordingly, the Company recorded a $158,896 change in accounting principle (after reduction for income taxes of $95,377) which is included in the net loss for the year ended July 31, 2000. This change in accounting principle resulted in an increase of loss per share of $0.06 per share basic and diluted. ECPA-CA operates as a Specialized Knox-Keene Health Care Service Organization having received its licensure in the State of California in December 1999.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      DEVELOPMENT COSTS

      The Company expenses its costs of developing the eye care provider network and sponsor network as they are incurred.

      MARKETABLE INVESTMENT SECURITIES

      Marketable investment securities at July 31, 2000 consist of preferred stock securities. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" ("SFAS No. 115"), the Company classifies its equity securities as available for sale and such securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities, net of related tax effects, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

      INTANGIBLE ASSETS

      Intangible assets consist of costs associated with ECPA-CA's preparation and application for a Specialized Knox-Keene Health Care Services Organization license with the State of California This license was necessary in order to market and administer vision care products and services in the State of California. The cost of this license is being amortized to expense on a straight-line basis over 40 years.

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

      EARNINGS (LOSS) PER SHARE

      The Company accounts for its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings (loss) per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings
      (loss) per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. During the years ended July 31, 2000 and 1999, the Company reported a net loss, thus the effects of stock options are antidilutive.

      Weighted average outstanding shares do not include shares held by the Employee Stock Ownership Plan at July 31, 2000 and 1999. Shares held by the ESOP are not considered outstanding for net income (loss) per share calculations until the shares are released to the employees' accounts.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      STOCK OPTION PLAN

      The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB No. 25"), and related operations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      INCOME TAXES

      The  Company  accounts  for  income  taxes  using an asset  and  liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 8).

      IMPAIRMENT OF LONG-LIVED ASSETS

      SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 123"), requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less, costs to sell. At July 31, 2000 and July 31, 1999, there was no impairment.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Fair value estimates of financial instruments are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates and, since the fair values are estimated as of July 31, 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The Company does not trade in derivative financial instruments.

      Management believes that the recorded amount of current assets and current liabilities approximate fair value because of the short term nature of these instruments.

      CLAIMS PAYABLE

      Claims payable consist of estimated claims relating to insured events that have occurred but have not been reported by the insured as of the date of financial statements.

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

      RECENT ACCOUNTING PRONOUNCEMENTS

      DERIVATIVES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

      There are certain matters affecting accounting and disclosure, which have been pronounced by the Financial Accounting Standards Board and other authoritative accounting bodies. Management has evaluated and implemented those currently required, and is evaluating the applicability and impact of those pronouncements that are not yet effective.

(2)  MARKETABLE INVESTMENT SECURITIES

      At July 31, 2000, the actual cost, net of unrealized holding losses and the fair value of available-for-sale securities were as follows. There were no material realized gains or losses included in income in 2000 and 1999.

                                                  2000              1999
                                                ---------         ---------

            Equity securities, at cost          $ 250,772         $ 250,772
            Net unrealized holding loss           (21,772)          (10,897)
                                                ---------         ---------
            Equity securities, at fair value    $ 229,000         $ 239,875
                                                =========         =========

(3)  NOTE RECEIVABLE - OFFICER

      The Company had an outstanding note receivable due from the former President and Chief Executive Officer. The note was secured by an insurance policy on the life of the officer. The terms of the note required annual installments through August 1, 1999. The July 31, 1999 outstanding balance of $28,794 was fully repaid during the first quarter of fiscal year 2000.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(4)  LEASE OBLIGATIONS

      The Company operates from leased premises under operating leases. Rental expense related to these leases was $378,871 in 2000 and $299,175 in 1999.

      Future minimum lease payments under noncancellable operating leases as of July 31, 2000 are as follows:

                    YEARS ENDING JULY 31,
                    ---------------------
                            2001              $377,505
                            2002               355,584
                            2003                77,922
                                              --------

                                              $811,011
                                              ========

(5)  STOCK OPTIONS

      The Company maintains a non-qualified stock option plan (the "Plan") which covers all employees, officers, executives, and directors of, and consultants and advisors to the Company and provides for the granting of non-qualified stock options.

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

      As previously discussed, the Company applies APB No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Company's plan been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been the same as those reported.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(5)  STOCK OPTIONS (CONTINUED)

      At July 31, 2000, 730,598 stock options were available for grant under this Plan and 186,902 stock options were exercisable. Activity related to stock options is summarized, as follows:

                                           INCENTIVE STOCK OPTIONS     NONQUALIFIED STOCK OPTIONS
                                           -----------------------     --------------------------
                                                         WEIGHTED                      WEIGHTED
                                                         AVERAGE                        AVERAGE
                                                         OPTION                         OPTION
                                             NUMBER     PRICE PER        NUMBER        PRICE PER
              DATE         ACTIVITY        OF SHARES      SHARE        OF SHARES        SHARE
              ----         --------        ---------      -----        ---------        -----
         July 31, 1998    Outstanding        34,402       $4.83         247,500         $4.09
                          Granted                --          --          27,500          4.97
                          Exercised              --          --         (40,000)         1.91
                          Expired            (5,000)       6.00         (50,000)         6.15
                                           --------       -----        --------         -----
         July 31, 1999    Outstanding        29,402        3.60         185,000          4.81
                          Granted                --          --          55,000          3.50
                          Exercised              --          --              --            --
                          Expired                --          --              --            --
                                           --------       -----        --------         -----
         July 31, 2000    Outstanding        29,402       $3.60         240,000         $4.51
                                           ========       =====        ========         =====
                          Exercisable        29,402       $3.60         157,500         $4.51
                                           ========       =====        ========         =====

      The Company realizes an income tax benefit from the exercise or ea rly disposition of certain stock options. For financial reporting purposes, the tax effect of this deduction is accounted for as an increase in additional paid-in capital, rather than as a reduction of income tax expense. A tax benefit of $33,333 was recognized for the year ended July 31, 1999.

(6)  EMPLOYEE STOCK OWNERSHIP PLAN

      The Company maintains an employee stock ownership plan ("ESOP"), qualified as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The ESOP is designed to invest primarily in Company stock exclusively for the benefit of eligible employees of the Company. Eligible employees become participants in the ESOP upon completion of one year of service, as defined by the ESOP plan agreement. Company contributions are determined each year by the Company's Board of Directors (subject to certain limitations) and are allocated among the accounts of participants in proportion to their total compensation.

      During fiscal 1995, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company has guaranteed the bank loan, it is reported as debt of the Company. The shares sold by the Company to the Trust are reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) is reported as a reduction of shareholders' equity. On November 15, 1999 this borrowing was completely repaid and the final 3,220 shares of common stock were released by the bank and transferred to the ESOP plan. The loan agreement required quarterly payments of principal and interest which were paid from the Company's contributions to the ESOP. As the principal amount

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      of the borrowing is repaid, the liability and the guaranteed ESOP obligation are reduced. The Company recognizes compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which is based on total debt service requirements. Such expense amounted to $8,288 and $50,771 for the years ended July 31, 2000 and 1999, respectively.

7)  EMPLOYEE BENEFIT PLAN

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

(8)  INCOME TAXES

      Components of income tax benefit (expense) for the years ended July 31, 2000 and 1999 are as follows:

                             CURRENT         DEFERRED           TOTAL
                             -------         --------           -----
          2000:
            Federal         $ 10,846         $ (2,519)        $  8,327
            State              1,595             (370)           1,225
                            --------         --------         --------

                            $ 12,441         $ (2,889)        $  9,552
                            ========         ========         ========
          1999:
            Federal         $ (4,727)        $ 73,835         $ 69,108
            State               (695)          17,533           16,838
                            --------         --------         --------

                            $ (5,422)        $ 91,368         $ 85,946
                            ========         ========         ========

      Actual tax benefit (expense) differs from the "expected" tax benefit (computed by applying the applicable U.S. Federal corporate tax rate of 34% to loss before income tax benefit and change in accounting principle) as follows:

                                                          2000        1999
                                                        --------     --------

      Computed "expected" tax benefit                   $  6,783     $ 71,559
      Increase (reduction) in income tax benefit
         resulting from:
          Effect of permanent items                      (13,217)     (18,279)
          State income taxes, net of federal benefit       1,225       16,838
          Other                                           14,761       15,828
                                                        --------     --------

                                                        $  9,552     $ 85,946
                                                        ========     ========

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(8)  INCOME TAXES (CONTINUED)

      The temporary differences that give rise to deferred tax assets and liabilities at July 31, 2000 and 1999 are as follows:

                                                        2000            1999
                                                     ---------       ---------
      Deferred tax assets:
         Bad debt reserve                            $ 116,439       $  89,796
         Accrued expenses                              223,588         184,201
         Intangible assets                              57,655          71,803
         Other                                           4,906           4,906
                                                     ---------       ---------
             Total gross deferred tax assets           402,588         350,706
                                                     ---------       ---------
      Deferred tax liabilities:
         Deferred costs                               (204,035)       (209,529)
         Accelerated depreciation                      (24,413)        (19,382)
         Prepaid expenses                              (25,358)        (54,284)
                                                     ---------       ---------
             Total gross deferred tax liabilities     (253,806)       (283,195)
                                                     ---------       ---------

             Net deferred tax asset                  $ 148,782       $  67,511
                                                     =========       =========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Despite incurring losses in recent years, the Company has determined that a valuation allowance is not necessary.

      During the year ended July 31, 2000 the Company was advised of the preliminary results of an examination by the Internal Revenue Service ("IRS") of tax years 1996 and 1997. The Company is vigorously contesting the results of this examination but has elected to reflect the preliminary IRS findings in its fiscal years 2000 and 1999 financial statements. The impact of the IRS examination has resulted in a reclassification of amounts previously recorded as deferred tax liabilities to current tax liabilities. Management believes that the final outcome of this IRS examination will not have a materially adverse affect on the Company's results of operations.

(9)  BUSINESS SEGMENTS AND MAJOR CUSTOMERS

      The Company's operations are in one business segment throughout the United States - the development and marketing of vision care cost-containment programs. One customer accounted for 5% and 4% of operating revenues during fiscal 2000 and 1999, respectively.

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

(10)  COMMITMENTS AND CONTINGENCIES

      The Company is subject to various claims and litigation arising out of the ordinary course of business. In the opinion of management, the Company has adequate legal defenses and the outcome of those matters will not materially affect the Company's financial condition.

      Certain agreements with customer companies and networks are cancelable at the option of those -arties with written notice which varies from 30 to 90 days. Management generally attempts to renegotiate any such canceled agreements. Management believes that there is very little likelihood that there would be cancellations sufficient to have a material adverse affect on the Company's results of operations or financial condition.


(11)  RESTATEMENT

      On June 20, 2000, the Company filed its restated fiscal 1999 annual report on Form 10-KSB/A which included its consolidated financial statements covering fiscal years 1999 and 1998 to correct for certain accounting entries, a number of which were considered at the time of prior audits. Subsequent to filing of the restated 1999 Form 10-KSB/A, the Company discovered that additional adjustments were required to correct the previously restated financial statements. These additional adjustments consist of several items. The principal reasons and significant effects of the adjustments to the accompanying consolidated financial statements from amounts originally reported in the 1999 annual report on Form 10-KSB are summarized as follows:

      ORIGINAL RESTATEMENTS OF FISCAL 1999 FORM 10-KSB

      During 2000, subsequent to the initial filing of the Company's 1999 annual report on form 10-KSB, several accounting issues were identified that required adjustment. The Company restated its 1999 annual report on Form 10-KSB/A on June 20, 2000 to reflect those accounting adjustments. These 1999 restatement adjustments are summarized as follows:

      UNRECORDED CLAIMS RESERVE

      In January 1998, the Company formed a captive reinsurance company with operations commencing in early 1999. The Company determined that it had failed to accurately accrue a liability for "incurred but not reported" insured claims in the period in which they were incurred. Accordingly, fiscal year 1999's reinsurance expense was increased by $261,000 and a corresponding liability was recorded.

      TAX CREDIT

      During 1999, the Company recorded as a deferred tax asset, a tax credit that was expected to be realized in future periods. Management determined that this tax credit was not available to the Company and thus should not be considered a deferred tax asset. Accordingly, tax expense was increased by $109,000 to accurately reflect this expense in the period incurred.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      ACCRUALS FOR REVENUE AND OPERATING EXPENSES

      During 1999, several year end expense accruals were made by the Company that had been expensed as paid in previous years. These accruals included accounting fees, legal fees, Form 10-KSB annual report preparation and printing costs and employee travel expenses. Thus, fiscal year 1999's operating expenses were double counted as a result of similar expenses not having been accrued in prior years. Management determined that comparable amounts of costs, recorded as paid, were incurred in fiscal years prior to 1999. Correspondingly, the Company originally restated its financial statements to reflect these costs retroactively and record the expense when the liability was incurred. Accordingly, 1999's general and administrative expenses were reduced by $119,856 and a corresponding amount was recorded as a reduction of retained earnings at August 1, 1997, before taxes of $46,631, to reflect these expenses in the period the liability was incurred.

      At July 31, 1999, the Company failed to accrue for certain member fee revenues totaling $50,861. As reflected in the original restatement of the 1999 Form 10-KSB/A, filed on June 20, 2000, this accrual was inadvertently recorded as a reduction of general and administrative expenses. This amount has been reclassified to member fee revenue in these statements.

      DEFERRED COSTS

      Subsequent to the filing of the 1999 Form 10-KSB, management determined that certain member costs deferred and amortized over the life of the renewal premiums were in fact period costs and should have been charged to expense as incurred. In evaluating both the capitalized deferred cost balances in years prior to 1999, as well as the total cost amortized to expense in those years, all amounts were comparable and the amounts capitalized were consistent from period to period. Correspondingly, the Company originally restated its financial statements to reflect these costs retroactively and record the expense as incurred. Accordingly, the reduction of deferred member costs at July 31, 1999 of $146,802 was recorded as a reduction of opening retained earnings at August 1, 1997, before taxes of $57,114, to reflect the expenses in the period incurred.

      ADDITIONAL RESTATEMENTS OF FISCAL 1999 FORM 10-KSB/A

      REVENUE RECOGNITION

      Prior to the fiscal year ended July 31, 2000, the Company failed to reconcile, on a timely basis, the detailed activity of its customer accounts receivable to the general ledger. The reconciliation process revealed that various of its customers' account histories did not properly account for billings, billing adjustments and/or bad debts that should have been reflected in prior years. Accordingly, fiscal year 1999's revenues have been reduced by $557,372, resulting from accounting errors, and general and administrative expenses have been increased by $83,146, resulting from increased bad debt expense, to correctly reflect income or expense in the period incurred or realized. Beginning 1999 retained earnings was also reduced by $197,615, net of taxes of $126,344, to correctly reflect the effect of the reconciliation, referred to above, on fiscal years prior to fiscal 1999.

      DEFERRED COMMISSIONS

      In the normal course of conducting business, the Company employs third party brokers to assist in marketing its insured and non-insured eyecare products. As premiums are collected, the Company incurs brokerage commission cost associated with selling its insured and non-insured

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      DEFERRED COMMISSIONS (CONTINUED)

      eyecare products. These brokerage commissions are amortized to expense over the life of the insurance policy, which is generally twelve months. At July 31, 1999 certain deferred brokerage commissions, recorded as other assets, should have been charged to expense in the period in which the policy expired. Accordingly, fiscal year 1999's sales and marketing expenses were increased by $61,627 to correctly reflect brokerage commissions expense in the period in which they were incurred.

      ACCRUALS FOR OPERATING EXPENSES

      The restated financial statements reflect adjustments to general and administrative expenses in the period incurred and to record a corresponding liability for the items not paid at the end of the 1999 fiscal year. Such costs primarily include vacation pay, sick pay, employee severance expense and miscellaneous general corporate expenses. Accordingly, fiscal year 1999's sales and marketing expenses and general and administrative expenses were increased by $51,609 and $59,869, respectively. Opening 1999 retained earnings was also reduced by $45,914, net of taxes of $29,355, to correctly reflect the effect of these accruals on fiscal years prior to July 31, 1999.

      RECLASSIFICATIONS

      INCOME TAXES - During the year ended July 31, 2000, the Company was advised of the preliminary results of an examination by the Internal Revenue Service ("IRS") of tax years 1996 and 1997. The Company is vigorously contesting the results of this examination but have elected to reflect the preliminary IRS findings in its fiscal year 1999 financial statements. The impact of the IRS examination has resulted in a reclassification of amounts previously recorded as deferred tax liabilities to current tax liabilities. Management believes that the final outcome of this IRS examination will not have a materially adverse effect on the Company's results of operations.

      OPERATING EXPENSES - Certain amounts recorded within certain operating expense captions have been reclassified to conform with the fiscal year 2000 presentation. The impact of these reclassifications had no impact on the results of operations for the year ended July 31, 1999.

      SUMMARY

      The  overall  effect  of  the  1999  restatement   adjustments  previously
      reflected in the 1999 Form 10-KSB/A, as filed on June 20, 2000, and further 1999 adjustments subsequently discovered and their effects on the accompanying consolidated 1999 balance sheet and statement of operations are summarized below.

      The total impact of the above restatements reduced fiscal 1999 net income by $668,180, net of tax benefit of $235,626, from net income of $543,659 to a net loss of $(124,521). Earnings per share, basic and diluted, was reduced by $0.26 per share from net income of $0.21 per share, basic and diluted, to a net loss of $(0.05) per share, basic and diluted. The impact of the above restatements also resulted in a reduction of beginning retained earnings of $406,442, net of taxes of $259,444.

      The affects on the July 31, 1999 financial statements of the above restatements are as follows:

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                              Restatement
                                                             Adjustments as
                                                               Previously       Further                         As Restated and
                                                            Reported in 1999   Restatement                        Reclassified
                                            July 31, 1999     Form 10-KSB/A    Adjustments    Reclassifications   July 31, 1999
                                            -------------     -------------    -----------    -----------------   -------------
ASSETS
Current assets
 Cash and cash equivalents                  $ 1,625,874       $        --     $        --       $        --       $ 1,625,874
 Marketable investment securities               239,875                --              --                --           239,875
 Member fees receivable, net allowance
  for doubtful accounts of $230,245           2,407,109            50,861        (942,708)               --         1,515,262
 Note receivable-officer                         28,794                --              --                --            28,794
 Deferred expenses                              287,857          (146,802)        (61,627)               --            79,428
 Prepaid expenses                               149,950                --              --                --           149,950
 Income tax receivable                          382,889           (26,688)        189,155          (483,780)           61,576
 Deferred income taxes                               --                --         264,796          (197,285)           67,511
 Other current assets                           175,766                --              --                --           175,766
                                            -----------       -----------     -----------       -----------       -----------
      Total current assets                    5,298,114          (122,629)       (550,384)         (681,065)        3,944,036
                                            -----------       -----------     -----------       -----------       -----------
Property and equipment
 Office furniture and fixtures                  318,986                --              --                --           318,986
 Computers and office equipment               3,543,137                --              --                --         3,543,137
 Leasehold improvements                         201,083                --              --                --           201,083
                                            -----------       -----------     -----------       -----------       -----------
                                              4,063,206                --              --                --         4,063,206
 Less accumulated
 Depreciation and amortization               (2,300,889)               --              --                --        (2,300,889)
                                            -----------       -----------     -----------       -----------       -----------
      Net property and equipment              1,762,317                --              --                --         1,762,317
                                            -----------       -----------     -----------       -----------       -----------

Intangible assets, net                        1,011,305                --              --                --         1,011,305
                                            -----------       -----------     -----------       -----------       -----------

Total assets                                $ 8,071,736       $  (122,629)    $  (550,384)      $  (681,065)      $ 6,717,658
                                            ===========       ===========     ===========       ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                           $    60,925       $        --     $        --       $        --       $    60,925
 Claims payable                                      --           261,000              --                --           261,000
 Current portion of bank loan                    21,100                --              --                --            21,100
 Accrued expenses                               168,448                --         186,749                --           355,197
 Deferred revenue                             1,101,638                --          21,767                --         1,123,405
 Accrued income taxes                                --                --         483,780          (483,780)               --
 Deferred income taxes                          748,972           (55,278)       (496,409)         (197,285)               --
                                            -----------       -----------     -----------       -----------       -----------
      Total current liabilities               2,101,083           205,722         195,887          (681,065)        1,821,627
                                            -----------       -----------     -----------       -----------       -----------
Shareholders' equity
 Common stock, no par  value; authorized
  8,000,000 shares; issued 3,072,838 shares     757,296                --              --                --           757,296
 Additional paid-in capital                   2,565,067                --              --                --         2,565,067
 Retained earnings                            4,167,479          (328,351)       (746,271)               --         3,092,857
 Unearned ESOP shares                           (22,560)               --              --                --           (22,560)
 Net unrealized gain on
  marketable investment securities              (10,897)               --              --                --           (10,897)
 Treasury stock, at cost, 468,102 shares     (1,485,732)               --              --                --        (1,485,732)
                                            -----------       -----------     -----------       -----------       -----------
     Total shareholder's equity               5,970,653          (328,351)       (746,271)               --         4,896,031
                                            -----------       -----------     -----------       -----------       -----------
Total liabilities and shareholders' equity  $ 8,071,736       $  (122,629)    $  (550,384)      $  (681,065)      $ 6,717,658
                                            ===========       ===========     ===========       ===========       ===========

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                           Restatement
                                                          Adjustments as
                                                            Previously       Further                         As Restated and
                                                         Reported in 1999   Restatement                        Reclassified
                                         July 31, 1999     Form 10-KSB/A    Adjustments    Reclassifications   July 31, 1999
                                         -------------     -------------    -----------    -----------------   -------------
Operating revenues
  Fee revenues                            $ 7,051,722       $        --    $  (514,921)      $    50,861       $ 6,587,662
  Reinsurance revenues                      1,395,569                --        (42,451)               --         1,353,118
                                          -----------       -----------    -----------       -----------       -----------

      Total                                 8,447,291                --       (557,372)           50,861         7,940,780

Operating expenses
  Sales and marketing expenses              1,304,004                --        113,236           (32,159)        1,385,081
  Direct membership expenses                2,477,132                --             --          (367,957)        2,109,175
  General and administrative expense        2,512,852          (170,817)       143,015           450,977         2,936,027
  Reinsurance expenses                      1,006,837           261,000             --                --         1,267,837
  Depreciation and amortization               541,802                --             --                --           541,802
  ESOP charges                                 50,770                --             --                --            50,770
                                          -----------       -----------    -----------       -----------       -----------

      Total                                 7,893,397            90,183        256,251            50,861         8,290,692
                                          -----------       -----------    -----------       -----------       -----------

      Operating income (loss)                 553,894           (90,183)      (813,623)               --          (349,912)

Non-operating income (expense)
  Interest income                             146,170                --             --                --           146,170
  Interest expense                             (6,725)               --             --                --            (6,725)
                                          -----------       -----------    -----------       -----------       -----------

                                              139,445                --             --                --           139,445
                                          -----------       -----------    -----------       -----------       -----------

  Income (loss) before income
    tax (expense) benefit                     693,339           (90,183)      (813,623)               --          (210,467)

Income tax (expense) benefit                 (149,680)          (75,255)       310,881                --            85,946
                                          -----------       -----------    -----------       -----------       -----------

     Net income (loss)                    $   543,659       $  (165,438)   $  (502,742)      $        --       $  (124,521)
                                          -----------       -----------    -----------       -----------       -----------
Basic net income (loss) per share         $      0.21       $     (0.06)   $     (0.19)                        $     (0.05)

Diluted net income (loss) per share       $      0.21       $     (0.07)   $     (0.19)                        $     (0.05)

Basic weighted average common
 equivalent shares outstanding              2,598,270         2,598,270      2,598,270                           2,598,270

Diluted weighted average common
 equivalent shares outstanding              2,627,541         2,627,541      2,598,270                           2,598,270