Form 10QSB
period 2000-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2001-01-11
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarter ended October 31, 2000.

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the transition period from    N/A    to    N/A   .
                                   ---------    ---------

                        Commission File Number: 0-15207


                      FIRST AMERICAN HEALTH CONCEPTS, INC.
              (Exact name of small business issuer in its charter)


      ARIZONA                                            86-0418406
(State of Incorporation)                    (IRS Employer Identification Number)


7776 South Pointe Parkway West, Suite 150, Phoenix, Arizona      85044-5424
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

Registrant's common stock outstanding at January 1, 2001 was 2,604,736 shares after deducting 468,102 shares of treasury stock.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION PAGE

     Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet as of October 31, 2000                    2

          Consolidated Statements of Operations for the three months
          ended October 31, 2000 and 1999 (Restated)                           3

          Consolidated Statements of Cash Flows for the three months
          ended October 31, 2000 and 1999 (Restated)                           4

          Notes to the Consolidated Financial Statements                       5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders Directors,
             Executive Officers, Promoters and Control Persons;               13

     Item 6. Exhibits and Reports on Form 8-K                                 13

Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                OCTOBER 31, 2000


                                     ASSETS
Current assets:
 Cash and cash equivalents                                          $ 2,083,991
 Marketable investment securities                                       229,000
 Member fees receivable, net of an allowance of $322,082              1,352,254
 Deferred costs                                                         148,976
 Prepaid expenses                                                        93,558
 Deferred income taxes                                                  175,029
 Other current assets                                                   345,747
                                                                    -----------
        Total current assets                                          4,428,555
                                                                    -----------
Property and equipment:
 Office furniture and fixtures                                          325,372
 Computers and office equipment                                       4,011,005
 Leasehold improvements                                                 201,083
                                                                    -----------
                                                                      4,537,460

 Less accumulated depreciation and amortization                      (3,029,420)
                                                                    -----------
        Net property and equipment                                    1,508,040
                                                                    -----------

 Intangible assets, net                                                 763,376
                                                                    -----------

        Total assets                                                $ 6,699,971
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $   169,682
 Claims payable                                                         299,000
 Accrued expenses                                                       416,555
 Accrued income taxes                                                    30,877
 Deferred revenue                                                       870,290
                                                                    -----------
        Total current liabilities                                     1,786,404
                                                                    -----------

Commitments and contingencies                                                --

Shareholders' equity:
 Common stock, no par value; 8,000,000 shares authorized;
   3,072,838 shares issued                                              757,296
 Additional paid-in capital                                           2,550,795
 Retained earnings                                                    3,112,980
 Net unrealized loss on marketable investment securities                (21,772)
 Treasury stock, at cost, 468,102 shares                             (1,485,732)
                                                                    -----------
        Total shareholders' equity                                    4,913,567
                                                                    -----------

        Total liabilities and shareholders' equity                  $ 6,699,971
                                                                    ===========

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                  ----------------------------
                                                                     2000             1999
                                                                  -----------      -----------
                                                                                   (RESTATED)
Operating revenues:
 Fee revenues                                                     $ 2,043,850      $ 1,689,433
 Reinsurance revenues                                               1,763,275          814,440
                                                                  -----------      -----------

        Total operating revenues                                    3,807,125        2,503,873

Operating expenses:
 Sales and marketing expenses                                         342,845          297,464
 Direct membership expenses                                           613,135          571,729
 General and administrative expenses                                  930,793          748,814
 Reinsurance expense                                                1,520,300          646,703
 Depreciation and amortization                                        141,133          135,972
 ESOP charges                                                          21,000            2,525
                                                                  -----------      -----------

        Total                                                       3,569,206        2,403,207
                                                                  -----------      -----------

        Operating income                                              237,919          100,666
                                                                  -----------      -----------
Non-operating income (expense):
 Interest income                                                       31,661           27,451
 Interest expense                                                          --             (448)
                                                                  -----------      -----------

        Total non-operating income                                     31,661           27,003
                                                                  -----------      -----------
        Net income before income tax expense and
         change in accounting principle                               269,580          127,669

Income tax expense                                                    (80,162)         (43,408)
                                                                  -----------      -----------

        Net income before change in accounting principle              189,418           84,261

Change in accounting principle, net of tax benefit of $95,337              --         (158,896)
                                                                  -----------      -----------

        Net income (loss)                                         $   189,418      $   (74,635)
                                                                  ===========      ===========
Basic and diluted net income (loss) per share:
 Net income before change in accounting principle                 $      0.07      $      0.03
 Change in accounting principle                                            --            (0.06)
                                                                  -----------      -----------

        Basic and diluted net income (loss) per share             $      0.07      $     (0.03)
                                                                  ===========      ===========
Basic weighted average common
 and equivalent shares outstanding                                  2,604,736        2,604,736
                                                                  ===========      ===========
Diluted weighted average common
 and equivalent shares outstanding                                  2,613,656        2,621,106
                                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                   ------------------------------
                                                                      2000               1999
                                                                   -----------        -----------
                                                                                       (RESTATED)
Cash flows from operating activities:
 Net income (loss)                                                 $   189,418        $   (74,635)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Change in accounting principle                                            --            158,896
  Depreciation and amortization                                        141,133            135,972
  ESOP shares committed to be released                                      --              2,525
  Provision for losses on accounts receivable                          (23,210)
  Deferred taxes                                                       (26,247)           (39,099)
 Changes in assets and liabilities:
  Member fees receivable                                               636,969            425,787
  Deferred costs                                                        (9,385)            (7,628)
  Prepaid expenses and other current assets                             95,752             57,557
  Income taxes receivable                                                   --            (57,319)
  Accounts payable                                                     (11,086)           (22,016)
  Claims payable                                                       (13,400)            17,000
  Accrued expenses                                                      80,717            (49,509)
  Accrued income taxes                                                 106,420                 --
  Deferred revenue                                                    (336,143)          (599,264)
                                                                   -----------        -----------

        Net cash provided by (used in) operating activities            830,938            (51,733)
                                                                   -----------        -----------
Cash flows from investing activities:
 Purchases of property and equipment                                   (31,843)           (49,125)
 Note receivable-officer                                                    --             28,794
                                                                   -----------        -----------

        Net cash used in investing activities                          (31,843)           (20,331)
                                                                   -----------        -----------

        Net increase (decrease) in cash and cash equivalents           799,095            (72,064)

Cash and cash equivalents, beginning of period                       1,284,896          1,625,874
                                                                   -----------        -----------

Cash and cash equivalents, end of period                           $ 2,083,991        $ 1,553,810
                                                                   ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for taxes                             $    (2,150)       $   114,900
                                                                   ===========        ===========
 Cash paid during the period for interest                          $        --        $       458
                                                                   ===========        ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
 Unrealized loss on marketable investment securities               $        --        $   (10,375)
                                                                   ===========        ===========

          See accompanying notes to consolidated financial statements.

             FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

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

In December 1999, the subsidiary Eye Care Plan of America - California, Inc. ("ECPA-CA") received licensure approval from the state of California. ECPA-CA allows the Company to operate as an HMO in the number one vision care market in the country. ECPA-CA operates as a specialized Knox-Keene Health Care Service Organization.

PRINCIPLES OF CONSOLIDATION AND BASIS FOR PRESENTATION

These financial statements have been prepared by First American Health Concepts, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and statements of cash flows for the periods presented.

The unaudited consolidated financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's fiscal year 2000 annual audited consolidated financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on December 22, 2000. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in
Note 4, the Company restated its consolidated financial statements for the three months ended October 31, 1999. Accordingly, amounts included within the footnotes for the three months ended October 31, 1999 have also been restated to conform with that presentation. Additionally, certain prior year amounts have been reclassified to conform to current year presentation. The effects of the reclassifications had no impact on net income (loss).

             FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN

During fiscal 1994, the Company implemented an employee stock ownership plan (First American Health Concepts, Inc. Employee Stock Ownership Plan and related Trust) (the "Plan"), qualified as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The Plan is designed to invest primarily in Company stock exclusively for the benefit of eligible employees of the Company. Each eligible employee becomes a participant in the Plan upon completion of one year of service as defined by the Plan. Company contributions are determined each year by the Company's Board of Directors (subject to certain limitations) and are allocated among the accounts of the participants in proportion to their total compensation.

In October 1994, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company had guaranteed the bank loan, it was reported as long term debt of the Company. The shares sold by the Company to the Trust were reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) was reported as a reduction of shareholders' equity.

The loan agreement required quarterly payments of principal and interest, which were paid from the Company's contributions to the ESOP. As the principal amount of the borrowing is repaid, the liability and the guaranteed ESOP obligation were reduced. The Company recognized compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP, which was based on total debt service requirements. The remaining principal balance of $21,100 was repaid during November 1999.

NOTE 3 - EARNINGS PER SHARE

The following is presented as a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                         FOR THE THREE MONTHS ENDED OCTOBER 31,
                              ------------------------------------------------------------------------------------
                                               2000                                          1999
                              ----------------------------------------    ----------------------------------------
                                 INCOME         SHARES       PER SHARE    INCOME (LOSS)     SHARES       PER SHARE
                               (NUMERATOR)   (DENOMINATOR)    AMOUNTS      (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                               -----------   -------------    -------      -----------   -------------    -------
BASIC EPS:
 Income available to
  Common shareholders           $ 189,418      2,604,736       $0.07        $ 84,261       2,604,736      $ 0.03

 Change in accounting
  principle                                                                 (158,896)                      (0.06)

EFFECT OF DILUTIVE SECURITIES:
 Common stock options                              8,920                                      16,370
                                ---------     ----------       -----        --------       ---------      ------
DILUTED EPS:
 Income (Loss) available to
 Common shareholders            $ 189,418      2,613,656       $0.07        $(74,635)      2,621,106      $(0.03)
                                =========     ==========       =====        ========       =========      ======

             FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - RESTATEMENT

During 2000, subsequent to the initial filing of the Company's form 10-QSB for the three months ended October 31, 1999, several accounting errors were identified that required adjustment. The Company restated its Form 10-QSB on June 20, 2000 to reflect those accounting adjustments.

On December 22, 2000, the Company filed its fiscal year 2000 annual report on Form 10-KSB, which included its consolidated financial statements covering fiscal years 2000 and 1999. Prior to filing the fiscal year 2000 Form 10-KSB, the Company discovered that several additional adjustments were required to correct the previously restated consolidated financial statements for fiscal year 1999 which were originally restated and filed on June 20, 2000. Additionally, the audit of fiscal year 2000 resulted in accounting adjustments; some of which impacted the amounts previously reported in Form 10QSB/A for the three months ended October 31, 1999.

The principal reasons and significant effects of the original restatement of Form 10-QSB for the three months ended October 31, 1999, the fiscal year 1999 restatements and the fiscal year 2000 audit adjustments and their collective impact on the accompanying consolidated financial statements from amounts originally reported in Form 10QSB for the three months ended October 31, 1999 are summarized as follows:

ORIGINAL RESTATEMENT OF FORM 10-QSB FOR THE THREE MONTHS ENDED OCTOBER 31, 1999

UNRECORDED CLAIMS RESERVE

In January 1998, the Company formed a captive reinsurance company with operations commencing in early 1999. The Company determined that it had failed to accurately accrue a liability for "incurred but not reported" insured claims in the period in which they were incurred. Accordingly, reinsurance expense for the three months ended October 31, 1999 was increased by $17,000 and a corresponding liability was recorded.

DEFERRED COSTS

Subsequent to the filing of the Form 10-QSB for the three months ended October 31, 1999, management determined that certain member costs deferred and amortized over the life of the renewal premiums were in fact period costs and should have been charged to expense as incurred. In evaluating both the capitalized deferred cost balances in years prior to 1999, as well as the total cost amortized to expense in those years, all amounts were comparable and the amounts capitalized were consistent from period to period. Correspondingly, the Company originally restated its financial statements to reflect these costs retroactively and record the expense as incurred. Accordingly, deferred member costs were reduced by $14,969 at October 31, 1999 and recorded as expense for the quarter.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, in the quarter ended October 31, 1999. Subsequent to the filing of the Form 10-QSB for the three months ended October 31, 1999, management determined that the tax benefit of the write-off of deferred organizational costs was not correctly determined. Accordingly, the change in accounting principle was reduced by $85,000 to correctly reflect the change in accounting principle, net of the appropriate amount of taxes, and a corresponding tax receivable was recorded to recognize the asset in the period it was realized.

             FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESTATEMENT OF FISCAL YEAR 1999

As referred to above, the consolidated financial statements for fiscal 1999 were further restated and are included in the Company's fiscal year 2000 Annual Report on Form 10KSB filed on December 22, 2000. The overall effect on the consolidated financial statements as of and for the three months ended October 31, 1999 resulting from the fiscal year 1999 restatements reduced total assets by $1,299,900 and total equity by $1,037,414.

AUDIT OF FISCAL YEAR 2000

The audit of fiscal year 2000 resulted in additional accounting adjustments; some of which impacted the amounts previously reported on Form 10QSB/A for the three months ended October 31, 1999. The impact of these adjustments are as follows:

REVENUE RECOGNITION

During fiscal year 2000, the Company failed to reconcile, on a timely basis, the detailed activity of its customer accounts receivable to the general ledger. The reconciliation process revealed that various of its customers' account histories did not properly account for billings, billing adjustments and/or bad debts that should have been reflected in the periods in which they were incurred or realized. Accordingly, revenues for the three months ended October 31, 1999 have been reduced by $33,404, resulting from accounting errors, to correctly reflect revenue in the period realized and a corresponding reduction in accounts receivable was recorded.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, during the three months ended October 31, 1999. The Company was previously deferring start-up costs associated with its California subsidiary. ECPA-CA now operates as a Specialized Knox-Keene Health Care Services Organization licensed by the California Department of Corporations. Included within deferred costs were expenditures associated with obtaining its Knox-Keene license which qualified for capitalization as an intangible asset. Thus $779,618 of costs, $483,363 net of tax, originally recorded as expense within the "change in accounting principle" during the three months ended October 31, 1999, has been capitalized as an intangible asset.

The overall affect of the restatements resulting from the audit of fiscal year 2000 on the consolidated financial statements as of and for the three months ended October 31, 1999 increased total assets by $869,461 and reduced the net loss by $461,316 or $0.18 per share, basic and diluted.

             FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY

The affects of the restatements on the consolidated financial statements from the amounts that were originally reported on Form 10QSB for the three months ended October 31, 1999 are as follows:

       Total assets:
         Originally reported                                         $6,411,792
         Restated                                                    $5,981,383

       Total Equity:
         Originally reported                                         $5,389,644
         Restated                                                    $4,813,546

       Net income before change in accounting principle:
         Originally reported                                         $  243,903
         Restated                                                    $   84,261

       Net loss:
         Originally reported                                         $ (573,158)
         Restated                                                    $  (74,635)

       Net income per share before change in accounting
       principle (basic and diluted):
         Originally reported                                         $     0.06
         Restated                                                    $     0.03

       Net loss per share (basic and diluted):
         Originally reported                                         $    (0.22)
         Restated                                                    $    (0.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended October 31, 1999 presented below reflects certain restatements to the Company's previously reported results of operations. See Note 4 of the notes to consolidated financial statements for discussions of these restatements.

RESULTS OF OPERATIONS

     Net income, before change in accounting principle, for the three months ended October 31, 2000 was $189,000, or $0.07 per share basic and diluted, compared to net income, before change in accounting principle, of $84,000, or $0.03 per share basic and diluted, for the same period a year ago. Net Income for the three months ended October 31, 2000 significantly increased as a result of an increase in insured and self-funded revenue which was due to a significant increase in the volume of insured customers marketed through the Company's captive reinsurance subsidiary. Net income for the three months ended October 31, 1999 was reduced by $159,000, net of taxes of $95,000, or $0.06 per share basic and diluted, due to a change in accounting principle resulting from the Company's adoption of Statement of Position 98-5 which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Net income for the three months ended October 31, 2000 was $189,000, or $0.07 per share basic and diluted. After giving effect to the change in accounting principle, net income for the three months ended October 31, 1999 was reduced to a net loss of $75,000, or $0.03 per share basic and diluted.

     Operating revenues for the three months ended October 31, 2000 increased $1,303,000 or 52% to $3,807,000 from $2,504,000 for the same period in 1999.
Non-insured products decreased $15,000 or 1% to $925,000, as compared to $940,000 for the same period in 1999. This decrease is a reflection of changing market demand for vision care preferred pricing or "discount" programs that the Company has been anticipating for several years. Insured and self-funded product revenues increased $1,032,000 or 91% to $2,171,000, as compared to $1,139,000 for the same period in 1999. The significant increase in insured and self-funded revenue was due to a significant increase in the volume of insured customers marketed through the Company's captive reinsurance subsidiary. Other revenues increased $285,000 or 67% to $711,000, as compared to $426,000 for the same period in 1999. The significant increase in other revenues was due to various administrative and marketing services provided to the Company's carriers through its captive reinsurance subsidiary, as well as an increase in new self-funded clients. Market research continues to show an increasing demand for full-benefit, managed vision care programs. The Company anticipates that revenues from its managed vision care programs (insured and self-funded) will continue to be the source of growth in the future. This is the reason that FARC was formed in January 1998. FARC assumes a portion of the insured premium from the underwriting carrier through a Quota Share agreement. The premium assumed under this agreement during the three months ended October 31, 2000 was $1,763,000 of the insured and self-funded revenues discussed above, as compared to $814,000 for the same period in 1999.

     Total operating expenses for the three months ended October 31, 2000 increased $1,166,000 or 49% for the three months ended October 31, 2000 to $3,569,000, as compared to $2,403,000 for the same period in 1999. However, the ratio of total operating expenses to total revenue decreased to 94%, as compared to 96% for the same period in the prior year. The majority of the increase in operating expenses resulted from an increase in reinsurance expense which corresponds with the increase in reinsurance premium revenue. Overall operating expenses as a percentage of operating revenues are expected to continue to decrease as the Company continues to increase its volume of activity through its reinsurance subsidiary.

     Sales and marketing costs increased $46,000 or 15% to $343,000 for the three months ended October 31, 2000, as compared to $297,000 for the period in the prior year. The increase is due to sales and marketing salaries, brokerage commissions and a slight increase in travel related expenses all of which are attributable to continued increased sales marketing efforts. The Company expects that sales and marketing expenses will continue to increase in the future commensurate with its anticipated growth in its insured and self-funded products.

     Direct membership costs, those costs associated with supplying vision plan members with membership materials, maintaining a national locator service, and administering claims processing functions increased $41,000 or 7% to $613,000 for the three months ended October 31, 2000, as compared to $572,000 for the same period in the prior year. The increase in direct member costs is due to higher payroll as a result of increased staffing needs offset by a reduction in contract labor and lower printing and postage expenses.

     General and administration expenses ("G&A") increased $182,000 or 24% to $931,000 for the three months ended October 31, 2000, as compared to $749,000 for the same period in the prior year. G&A increased as a result of higher salary and related benefits, costs of opening five new sales offices and increased professional services costs attributable to the fiscal year 2000 and 1999 restatements offset by lower contract labor and travel related expenses.

     Reinsurance expense increased $874,000 or 135% to $1,520,000 for the three months ended October 31, 2000, as compared to $646,000 for the three months ended October 31, 1999. The increased expense corresponds to the increase in reinsurance revenues.

     Depreciation and amortization was $141,000 for the three months ended October 31, 2000, as compared to $136,000 for the corresponding period in the prior year. The slight increase was due to the amortization of the Knox-Keene license which was granted in late December 1999. There was no such amortization during the three months ended October 31, 1999.

     ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Contributions to the ESOP plan are discretionary and considers the profitability of the Company. ESOP expense recognized is also affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the quarter.

     Interest income was $32,000 for three months ended October 31, 2000, as compared to $27,000 for the corresponding period in 1999. The increase in interest income is due to higher weighted average amount of invested funds as compared to the prior year.

     Interest expense decreased due to the ESOP loan being fully repaid in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased 13% from $2,343,000 and a current ratio of 2.15 to 1 at July 31, 2000 to working capital of $2,642,000 and a current ratio of
2.48 to 1 at October 31, 2000. Cash and cash equivalents and marketable investment securities increased $799,000 or 53% from $1,514,000 at July 31, 2000 to $2,313,000 at October 31, 2000.

     The Company's cash and cash equivalents increased $799,000 or 62% from $1,285,000 at July 31, 2000 to $2,084,000 at October 31, 2000. Cash flow from operating activities was $831,000 for the three months ended October 31, 2000 compared to cash used in operating activities of $(52,000) for the same period in 1999. The significant increase in cash flows from operating activities for the three months ended October 31, 2000 was due to a focus on collection efforts of past due accounts and due to the significant increase in the volume of insured customers marketed through the Company's captive reinsurance subsidiary which accounted for the majority of the increase in overall earnings. The majority of the Company's use of funds for the three months ended October 31, 2000 and 1999 was the purchase of new computer hardware and software and necessary system implementation support.

     Management anticipates moderate capital expansion in 2001 through capital additions and infrastructure expenditures to accommodate growth as it occurs. The Company believes its ongoing cash flow will support all anticipated capital expenditures and operating expenses.

SUBSTANTIAL PROFESSIONAL SERVICES EXPENSES

     The Company has incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its prior accounting practices and preparation of its audited consolidated financial statements for the years ended July 31, 2000 and 1999 included in its annual report on Form 10KSB filed on December 22, 2000. Included in these expenses are the costs of the audits for fiscal year 2000 and 1999, legal costs, and costs of retaining outside accounting assistance to assist management in reviewing and reconciling its books and records. Total cost incurred to date is $241,000 of which $48,000 has been expensed during the three months ended October 31, 2000. Management estimates that an additional $143,000 of professional service costs will be incurred to complete the fiscal year 2000 review which will be expensed during the second quarter of fiscal 2001.

CHANGE IN ACCOUNTING PRINCIPLE

     The Company adopted Statement of Position ("SOP") 98-5 "REPORTING THE COSTS OF START-UP ACTIVITIES" which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. This new standard, which was effective for the Company for the fiscal year ended July 31, 2000, was evaluated by management and any relevant costs were expensed during the quarter ended October 31, 1999. The Company was previously deferring start-up costs associated with ECPA-CA. Accordingly, the Company recorded a $159,000 change in accounting principle (after reduction for income taxes of $95,000) which is included in the net loss for the three months ended October 31, 1999. This change in accounting principle resulted in a reduction of net income per share of $0.06 per share basic and diluted.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Item 6(a)   Exhibit 11.1 -- Computation of Per Share Earnings

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

                                    FIRST AMERICAN HEALTH CONCEPTS, INC.
                                               (Registrant)


Date: January 12, 2001              By: /s/ James D. Hyman
                                       -------------------------------------
                                       James D. Hyman
                                       President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                           DATE
     ---------                            -----                           ----


/s/ James D. Hyman            President and Chief Executive Officer      1/11/01
---------------------------
   James D. Hyman



/s/ James A. Gresko           Vice President Finance and                 1/11/01
---------------------------   Chief Financial Officer
   James A. Gresko