Form 10QSB/A
period 1999-10-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2001-01-26
CIK 776997

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

RESTATEMENT OF FORM 10QSB AS OF AND FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998.

During 2000, subsequent to the initial filing of the Company's Form 10-QSB for the three months ended October 31, 1999, several accounting errors were identified that required adjustment. The Company restated its Form 10-QSB on June 20, 2000 to reflect those accounting adjustments.

On December 22, 2000, the Company filed its fiscal year 2000 Annual Report on Form 10-KSB, which included its consolidated financial statements covering fiscal years 2000 and 1999. Prior to filing the fiscal year 2000 Form 10-KSB, the Company discovered that several additional adjustments were required to correct the previously restated consolidated financial statements for fiscal year 1999 which were originally restated and filed on June 20, 2000. Additionally, the audit of fiscal year 2000 resulted in accounting adjustments; some of which impacted the amounts previously reported in Form 10QSB/A for the three months ended October 31, 1999 and 1998. See Note 3 to the consolidated financial statements for a full description of the impact of these restatements.


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheet as of October 31, 1999 (Restated)           2

        Consolidated Statements of Operations for the three months
         ended October 31, 1999 and 1998 (Restated)                            3

        Consolidated Statements of Cash Flows for the three months
         ended October 31, 1999 and 1998 (Restated)                            4

        Notes to the Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders Directors,
         Executive Officers, Promoters and Control Persons                    13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                OCTOBER 31, 1999
                                   (RESTATED)


                                     ASSETS
Current assets:
 Cash and cash equivalents                                         $ 1,553,810
 Marketable investment securities                                      229,500
 Member fees receivable, net of an allowance of $259,007             1,088,670
 Note receivable - officer, current                                     87,056
 Deferred expenses                                                     159,215
 Prepaid expenses                                                      118,895
 Deferred income taxes                                                 179,401
 Other current assets                                                  109,748
                                                                   -----------
     Total current assets                                            3,526,295
                                                                   -----------
Property and equipment:
 Office furniture and fixtures                                         318,986
 Office equipment                                                    3,592,262
 Leasehold improvements                                                201,083
                                                                   -----------
                                                                     4,112,331
  Less accumulated depreciation and amortization                    (2,436,861)
                                                                   -----------
     Net property and equipment                                      1,675,470
                                                                   -----------
Intangible assets, net                                                 779,618
                                                                   -----------
     Total assets                                                  $ 5,981,383
                                                                   -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $    38,908
 Claims payable                                                        278,000
 Current portion of bank loan                                           21,100
 Deferred revenue                                                      524,141
 Accrued expenses                                                      305,688
                                                                   -----------
     Total current liabilities                                       1,167,837
                                                                   -----------
Commitments and contingencies                                               --

Shareholders' equity:
 Common stock, no par value; 8,000,000 shares authorized;
  3,072,838 shares issued                                              757,296
 Additional paid-in capital                                          2,565,067
 Unearned ESOP shares                                                  (20,035)
 Net unrealized loss on marketable investment securities               (21,272)
 Retained earnings                                                   3,018,222
 Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                   -----------
     Total shareholders' equity                                      4,813,546
                                                                   -----------
     Total liabilities and shareholders' equity                    $ 5,981,383
                                                                   -----------

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (RESTATED)

                                                                           THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                      --------------------------
                                                                          1999           1998
                                                                      -----------    -----------
Operating revenues:
 Fee revenues                                                         $ 1,689,433    $ 1,499,327
 Reinsurance revenues                                                     814,440        212,169
                                                                      -----------    -----------
     Total operating revenues                                           2,503,873      1,711,496

Operating expenses:
 Sales and marketing costs                                                297,464        360,809
 Direct membership costs                                                  571,729        481,566
 General and administrative expenses                                      748,814        770,024
 Reinsurance expense                                                      646,703        192,773
 ESOP charges                                                               2,525         14,125
 Depreciation and amortization                                            135,972        134,559
                                                                      -----------    -----------
     Total operating expenses                                           2,403,207      1,953,856
                                                                      -----------    -----------
     Operating income (loss)                                              100,666       (242,360)
                                                                      -----------    -----------
Non-operating income (expense):
 Interest income                                                           27,451         79,273
 Interest expense                                                            (448)        (2,532)
                                                                      -----------    -----------
     Total non-operating income                                            27,003         76,741
                                                                      -----------    -----------
     Income (loss) before income tax benefit (expense)
      and change in accounting principle                                  127,669       (165,619)

Income tax benefit (expense)                                              (43,408)        64,561
                                                                      -----------    -----------
     Net income (loss) before change in accounting principle               84,261       (101,028)

Change in accounting principle, net of tax benefit of $95,337            (158,896)            --
                                                                      -----------    -----------
     Net loss                                                         $   (74,635)   $  (101,028)
                                                                      -----------    -----------
Basic and diluted net income (loss) per share:
 Net income before change in accounting principle                     $      0.03    $     (0.04)
 Change in accounting principle                                             (0.06)            --
                                                                      -----------    -----------
     Basic and diluted net loss per share                             $     (0.03)   $     (0.04)
                                                                      -----------    -----------
Basic-weighted average common
 shares outstanding                                                     2,604,736      2,578,069
                                                                      -----------    -----------
Diluted-weighted average common
   shares outstanding                                                   2,621,106      2,578,069
                                                                      -----------    -----------

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (RESTATED)

                                                                           THREE MONTHS ENDED
                                                                               OCTOBER 31,
                                                                       --------------------------
                                                                           1999           1998
                                                                       -----------    -----------
Cash flows from operating activities:
 Net loss                                                              $   (74,635)   $  (101,028)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Change in accounting principle                                           158,896             --
  Depreciation and amortization                                            135,972        134,559
  Income tax benefit of stock options                                           --         33,333
  ESOP shares committed to be released                                       2,525         14,125
  Provision for losses on accounts receivable                               28,762         21,750
  Deferred income taxes                                                    (39,099)         7,343
 Changes in assets and liabilities:
  Member fees receivable                                                   397,025       (146,285)
  Deferred expenses                                                         (7,628)        33,387
  Prepaid expenses and other current assets                                 57,557        415,642
  Income taxes receivable                                                  (57,319)      (105,108)
  Accounts payable                                                         (22,016)        19,734
  Claims payable                                                            17,000         39,685
  Deferred revenue                                                        (599,264)      (697,069)
  Accrued expenses                                                         (49,509)       (63,825)
                                                                       -----------    -----------
     Net cash used in operating activities                                 (51,733)      (393,757)
                                                                       -----------    -----------
 Cash flows from investing activities:
  Purchases of property and equipment                                      (49,125)      (221,224)
  Note receivable-officer                                                   28,794         18,048
  Redemptions/sales of marketable securities                                    --        371,815
                                                                       -----------    -----------
     Net cash (used in) provided by investing activities                   (20,331)       168,639
                                                                       -----------    -----------
 Cash flows from financing activities:
  Repayments of bank loan                                                       --        (21,100)
  Repayments of capital lease obligation                                        --         (5,330)
  Proceeds from stock options exercised                                         --         75,750
                                                                       -----------    -----------
     Net cash provided by financing activities                                  --         49,320
                                                                       -----------    -----------
     Net decrease in cash and cash equivalents                             (72,064)      (175,798)

Cash and cash equivalents, beginning of period                           1,625,874      1,342,759
                                                                       -----------    -----------
Cash and cash equivalents, end of period                               $ 1,553,810    $ 1,166,961
                                                                       -----------    -----------

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
  Unrealized gain (loss) on marketable investment securities           $   (10,375)   $     1,738
                                                                       -----------    -----------

          See accompanying notes to consolidated financial statements.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- GENERAL

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

The unaudited consolidated financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's fiscal year 1999 annual audited consolidated financial statements, filed on Form 10-KSB with the Securities and Exchange Commission. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's fiscal year 1999 audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in
Note 3, the Company restated its consolidated financial statements for the three month periods ended October 31, 1999 and 1998. Accordingly, amounts included within the footnotes for the three month periods ended October 31, 1999 and 1998 have also been restated to conform with that presentation. Additionally, certain prior period amounts have been reclassified to conform to current year presentation. The effects of the reclassifications had no impact on net income
(loss).

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- EMPLOYEE STOCK OWNERSHIP PLAN

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

The remaining balance as of October 31, 1999 was repaid during November 1999.

NOTE 3 -- RESTATEMENT

During 2000, subsequent to the initial filing of the Company's Form 10-QSB for the three months ended October 31, 1999, several accounting errors were identified that required adjustment. The Company restated its Form 10-QSB on June 20, 2000 to reflect those accounting adjustments.

On December 22, 2000, the Company filed its fiscal year 2000 Annual Report on Form 10-KSB, which included its consolidated financial statements covering fiscal years 2000 and 1999. Prior to filing the fiscal year 2000 Form 10-KSB, the Company discovered that several additional adjustments were required to correct the previously restated consolidated financial statements for fiscal year 1999 which were originally restated and filed on June 20, 2000. Additionally, the audit of fiscal year 2000 resulted in accounting adjustments; some of which impacted the amounts previously reported in Form 10QSB/A for the three months ended October 31, 1999 and 1998.

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

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT OF FISCAL YEAR 1999

As referred to above, the consolidated financial statements for fiscal 1999 were further restated and are included in the Company's fiscal year 2000 Annual Report on Form 10KSB filed on December 22, 2000. The 1999 restatement included various accounting errors some of which related to fiscal years prior to 1999. The overall effect of the fiscal 1999 restatements on the consolidated financial statements as of October 31, 1999 and 1998 reduced total assets by $1,299,900 and $315,602, respectively, and total equity by $1,037,414 and $406,442, respectively.

RESTATEMENT OF OPERATING RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

REVENUE RECOGNITION

During fiscal year 2000, the Company failed to reconcile, on a timely basis, the detailed activity of its customer accounts receivable to the general ledger. The reconciliation process revealed that various of its customers' account histories did not properly account for billings, billing adjustments and/or bad debts that should have been reflected in the periods in which they were incurred or realized. Accordingly, revenues for the three months ended October 31, 1999 and 1998 have been reduced by $33,404 and $124,762, respectively, to correctly reflect revenue in the period realized. A corresponding reduction in accounts receivable was also recorded.

UNRECORDED CLAIMS PAYABLE

In January 1998, the Company formed a captive reinsurance company with operations commencing in early 1999. The Company determined that it had failed to accurately accrue a liability for "incurred but not reported" insured claims in the period in which they were incurred. Accordingly, reinsurance expense for the three months ended October 31, 1999 and 1998 was increased by $17,000 and $39,685, respectively, to reflect reinsurance expense in the period incurred. A corresponding liability was also recorded.

DEFERRED COSTS

Subsequent to the filing of the Form 10-QSB for the three months ended October 31, 1999, management determined that certain member costs deferred and amortized over the life of the renewal premiums were in fact period costs and should have been charged to expense as incurred. In evaluating both the capitalized deferred cost balances in years prior to 1999, as well as the total cost amortized to expense in those years, all amounts were comparable and the amounts capitalized were consistent from period to period. Correspondingly, the Company originally restated its financial statements to reflect these costs retroactively and record the expense as incurred. Accordingly, deferred member expenses were increased by $14,969 for the three months ended October 31, 1999 and were reduced by $80,265 at October 31, 1998 to reflect member expenses recognized as incurred.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ACCRUALS FOR OPERATING EXPENSES

The restated financial statements reflect adjustments to general and administrative expenses in the period incurred and to record a corresponding liability for the items not paid at the end of the quarter. Such costs primarily include vacation pay, sick pay, employee severance expense and miscellaneous general corporate expenses. Accordingly, sales and marketing expenses and general and administrative expenses for the three months ended October 31, 1998 were increased by $18,372 and $37,410, respectively. General and administrative expenses were offset by $31,378 resulting from the reversal of expenses accrued during fiscal 1998. This reduction in general and administrative expense reduced fiscal 1999 opening retained earnings and was included as a part of the original 1999 restatement referred to above.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, during the three months ended October 31, 1999. The Company was previously deferring start-up costs associated with its California subsidiary. ECPA-CA now operates as a Specialized Knox-Keene Health Care Services Organization licensed by the California Department of Corporations. Included within deferred costs were expenditures associated with obtaining its Knox-Keene license which qualified for capitalization as an intangible asset. Thus $779,618 of costs, $568,363 net of tax, originally recorded as expense within the "change in accounting principle" during the three months ended October 31, 1999, has been capitalized as an intangible asset.

INCOME TAX BENEFIT (EXPENSE)

The effect of the restatements, referred to above, reduced income tax expense for the three months ended October 31, 1999 by $46,394 and increased tax benefit for the three months ended October 31, 1998 by $47,482.

RECLASSIFICATIONS

INCOME TAXES - During the year ended July 31, 2000, the Company was advised of the preliminary results of an examination by the Internal Revenue Service ("IRS") of tax years 1996 and 1997. The Company is vigorously contesting the results of this examination but has elected to reflect the preliminary IRS findings in its October 31, 1999 and 1998 financial statements. The impact of the IRS examination has resulted in a reclassification of amounts previously recorded as deferred tax liabilities to current tax liabilities. Management believes that the final outcome of this IRS examination will not have a materially adverse effect on the Company's results of operations.

OPERATING EXPENSES - Certain amounts recorded within certain operating expense captions have been reclassified to conform with the current period presentation. The impact of these reclassifications had no impact on net income (loss) for the three months ended October 31, 1999 and 1998.

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY

The total impact of the above restatements reduced the net loss for the three months ended October 31, 1999 by $498,523, or $0.19 per share basic and diluted, to a net loss of $(74,635), or $(0.03) loss per share basic and diluted. The restatements increased the net loss for the three months ended October 31, 1998 by $61,104, or $0.02 per share basic and diluted, to a net loss of $(101,028), or $(0.04) loss per share basic and diluted. The total impact of the above restatements reduced total assets as of October 31, 1999 and 1998 by $430,409 and $220,676, respectively, and total equity as of October 31, 1999 and 1998 by $576,098 and $433,213, respectively.

The affects of the restatements on the consolidated financial statements from the amounts that were originally reported on Form 10QSB as of and for the three months ended October 31, 1999 and 1998 are as follows:

                                                       1999             1998
                                                   -----------      -----------
Total assets:
 Originally reported                               $ 6,411,792      $ 6,834,448
 Restated                                          $ 5,981,383      $ 6,613,772

Total Equity:
 Originally reported                               $ 5,389,644      $ 5,330,774
 Restated                                          $ 4,813,546      $ 4,897,561

Net income (loss) before change in accounting
 principle:
 Originally reported                               $   154,101      $   (39,924)
 Restated                                          $    84,261      $  (101,028)

Net loss:
 Originally reported                               $  (573,158)     $   (39,924)
 Restated                                          $   (74,635)     $  (101,028)

Net income (loss) per share before change in
 accounting principle (basic and diluted):
 Originally reported                               $      0.06      $     (0.02)
 Restated                                          $      0.03      $     (0.04)

Net loss per share (basic and diluted):
 Originally reported                               $     (0.22)     $     (0.02)
 Restated                                          $     (0.03)     $     (0.04)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended October 31, 1999 and 1998 presented below reflect certain restatements to the Company's previously reported results of operations. See Note 3 of the notes to consolidated financial statements for discussions of these restatements.

RESULTS OF OPERATIONS

Operating revenues for the quarter ended October 31, 1999 were $2,504,000 compared to $1,712,000 for the quarter ended October 31, 1998, an increase of over 46%. Revenues generated from the Company's indemnity plans increased 284% to $814,000 for the first quarter 2000, as compared to $212,000 for the same period in the prior year. The Company's captive reinsurance company, First American Reinsurance Company (FARC), revised its quota share agreement with the primary insurance carrier in July 1999. FARC now reinsures all insured business. During the quarter ended October 31, 1998, FARC only reinsured business written January 1998 and later. This contract change represents $183,000 of the increase. The remaining $443,000 increase is due to the sale of new business. Revenues from the Company's traditional vision care savings product for the three months ended October 31, 1999 decreased 2% to $885,000 compared to $899,000 for the same period in fiscal 1999. Management expects revenues from indemnity plans to continue to increase in the second quarter due to the significant number of calendar year benefit plans. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 23% for the three months ended October 31, 1999 to $2,403,000. However, the ratio of total operating expenses to total revenue decreased to 96%, as compared to 114% for the same period in the prior year. The increased expenses result from increased reinsurance expenses corresponding with the increase in reinsurance premium revenue.

Sales and marketing costs decreased 18% to $297,000 for the three months ended October 31, 1999, as compared to $361,000 for the quarter ended October 31, 1998. The decrease is due, in part, to a timing issue related to travel expense. The remaining difference is related to reclassification of certain expenses. As discussed above, FARC changed the terms of its quota share agreement in July 1999. Therefore, some broker-related expenses that were previously related to fee income and charged to sales and marketing, have now become reinsurance expenses.

Direct membership costs increased 19% to $572,000 for the quarter ended October 31, 1999, as compared to $482,000 for the same period in fiscal 1999. The majority of the increase of direct membership costs is due to increased staffing and contract labor and costs associated with supplying vision plan members with membership materials, maintaining a national provider network and administering claims processing functions. These cost increases were offset by lower costs of consulting, travel and entertainment, employee training and subscriptions primarily due to continued efforts by management to cut cost.

General and administrative expenses totaled $749,000 for the three months ended October 31, 1999, as compared to $770,000 for the same period in the prior year.

Reinsurance expense increased to $647,000 for the quarter ended October 31, 1999, as compared to $193,000 for the quarter ended October 31, 1998. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase is due to increased sales and a revision of contract terms.

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

Interest expense decreased slightly for the quarter to quarter comparison. The decrease is a result of repayments of borrowings by the ESOP trust, which are guaranteed by, and therefore, recorded by the Company. The ESOP commitment was paid in full in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,359,000 and the current ratio was 3.0 to 1 at October 31, 1999, while cash, cash equivalents and marketable securities comprised $1,783,000. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Position ("SOP") 98-5 "REPORTING THE COSTS OF START-UP ACTIVITIES" which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. This new standard, which was effective for the Company for the fiscal year ended July 31, 2000, was evaluated by management and any relevant costs were expensed during the quarter ended October 31, 1999. The Company was previously deferring start-up costs associated with ECPA-CA. Accordingly, the Company recorded a $159,000 change in accounting principle (after reduction for income taxes of $95,000) which is included in the net loss for the three months ended October 31, 1999. This change in accounting principle resulted in a reduction of net income of $0.06 per share basic and diluted.

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

ITEM 6(a) EXHIBITS

     27   Financial Data Schedule

ITEM 6(b) REPORTS ON FORM 8-K

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

                                FIRST AMERICAN HEALTH CONCEPTS, INC.
                                           (Registrant)


Date: January 26, 2001          By: /s/ James D. Hyman
                                    --------------------------------------
                                    (James D. Hyman)
                                    President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                            DATE
---------                          -----                            ----

/s/ James D. Hyman       President and Chief Executive             1/26/01
----------------------    Officer
(James D. Hyman)

/s/ James A. Gresko      Vice President of Finance and             1/26/01
----------------------    Chief Financial Officer
(James A. Gresko)