Form 10QSB/A
period 2000-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2001-01-26
CIK 776997

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

RESTATEMENT OF FORM 10QSB AS OF AND FOR THE THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2000 AND 1999.

During 2000, subsequent to the initial filing of the Company's Form 10-QSB for the six months periods January 31, 2000 and 1999, several accounting errors were identified that required adjustment. The Company restated its Form 10-QSB on June 20, 2000 to reflect those accounting adjustments.

On December 22, 2000, the Company filed its fiscal year 2000 Annual Report on Form 10-KSB, which included its consolidated financial statements covering fiscal years 2000 and 1999. Prior to filing the fiscal year 2000 Form 10-KSB, the Company discovered that several additional adjustments were required to correct the previously restated consolidated financial statements for fiscal year 1999 which were originally restated and filed on June 20, 2000. Additionally, the audit of fiscal year 2000 resulted in accounting adjustments; some of which impacted the amounts previously reported in Form 10QSB/A for the three and six month periods ended January 31, 2000 and 1999. See Note 3 to the consolidated financial statements for a full description of the impact of these restatements.


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheet as of January  31, 2000 (Restated)          2

        Consolidated Statements of Operations for the three months
         and six months ended January 31, 2000 and 1999 (Restated)             3

        Consolidated Statements of Cash Flows for the six months
         ended January 31, 2000 and 1999 (Restated)                            4

        Notes to the Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders Directors,
         Executive Officers, Promoters and Control Persons                    13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    14

                                        1
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                JANUARY 31, 2000
                                   (RESTATED)

                                     ASSETS
Current assets:
 Cash and cash equivalents                                         $ 1,258,638
 Marketable investment securities                                      218,500
 Member fees receivable, net of an allowance of $287,769             2,406,660
 Deferred expenses                                                     100,642
 Prepaid expenses                                                      153,327
 Income taxes receivable                                               152,604
 Deferred income taxes                                                 179,401
 Other current assets                                                   87,226
                                                                   -----------
     Total current assets                                            4,556,998
                                                                   -----------
Property and equipment:
 Office furniture and fixtures                                         320,583
 Office equipment                                                    3,699,817
 Leasehold improvements                                                201,083
                                                                   -----------
                                                                     4,221,483
 Less accumulated depreciation and amortization                     (2,614,489)
                                                                   -----------
     Net property and equipment                                      1,606,994
                                                                   -----------
 Intangible assets, net                                                779,618
                                                                   -----------
     Total assets                                                  $ 6,943,610
                                                                   -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $   231,501
 Claims payable                                                        328,000
 Deferred revenue                                                    1,234,466
 Accrued expenses                                                      289,076
                                                                   -----------
     Total current liabilities                                       2,083,043
                                                                   -----------
Commitments and contingencies                                               --

Shareholders' equity:
 Common stock, no par value; authorized, 8,000,000 shares;
  3,072,838 shares issued                                              757,296
 Additional paid-in capital                                          2,565,067
 Net unrealized loss on marketable investment securities               (32,272)
 Retained earnings                                                   3,056,208
 Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                   -----------
     Total shareholders' equity                                      4,860,567
                                                                   -----------
     Total liabilities and shareholders' equity                    $ 6,943,610
                                                                   -----------

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (RESTATED)

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JANUARY 31,                     JANUARY 31,
                                                               --------------------------      --------------------------
                                                                   2000           1999             2000           1999
                                                               -----------    -----------      -----------    -----------
Operating revenues:
 Fee revenues                                                  $ 1,655,604    $ 1,634,919      $ 3,345,037    $ 3,134,246
 Reinsurance revenues                                              916,958        275,677        1,731,398        487,846
                                                               -----------    -----------      -----------    -----------
     Total operating revenues                                    2,572,562      1,910,596        5,076,435      3,622,092

Operating expenses:
 Sales and marketing costs                                         317,572        487,225          615,036        848,034
 Direct membership costs                                           692,938        731,614        1,264,667      1,213,180
 General and administrative expenses                               697,796        758,628        1,446,610      1,528,652
 Reinsurance expense                                               613,556        209,547        1,260,259        402,320
 ESOP charges                                                       20,035         12,823           22,560         26,948
 Depreciation                                                      177,627        135,297          313,599        269,856
                                                               -----------    -----------      -----------    -----------
     Total operating expenses                                    2,519,524      2,335,134        4,922,731      4,288,990
                                                               -----------    -----------      -----------    -----------
     Operating income (loss)                                        53,038       (424,538)         153,704       (666,898)
                                                               -----------    -----------      -----------    -----------
Non-operating income (expense):
 Interest income                                                    22,019         21,042           49,470        100,315
 Interest expense                                                      (10)        (5,495)            (458)        (8,027)
                                                               -----------    -----------      -----------    -----------
     Total non-operating income                                     22,009         15,547           49,012         92,288
                                                               -----------    -----------      -----------    -----------
     Income (loss) before income tax benefit
      (expense) and change in accounting principle                  75,047       (408,991)         202,716       (574,610)

Income tax benefit (expense)                                       (37,061)       159,506          (80,469)       224,098
                                                               -----------    -----------      -----------    -----------

     Net income (loss) before change
      in accounting principle                                       37,986       (249,485)         122,247       (350,512)
                                                               -----------    -----------      -----------    -----------
Change in accounting principle, net of tax
 benefit of $95,337                                                     --             --         (158,896)            --
                                                               -----------    -----------      -----------    -----------
     Net income (loss)                                         $    37,986    $  (249,485)     $   (36,649)   $  (350,512)
                                                               -----------    -----------      -----------    -----------
Basic and diluted net income (loss) per share:

Net income (loss)  before change in accounting principle       $      0.01    $     (0.10)     $      0.05    $     (0.14)
Change in accounting principle                                          --             --            (0.06)            --
                                                               -----------    -----------      -----------    -----------
Basic and diluted net income (loss) per share                  $      0.01    $     (0.10)     $     (0.01)   $     (0.14)
                                                               -----------    -----------      -----------    -----------

Basic - weighted average common shares outstanding               2,604,736      2,604,736        2,604,736      2,591,403
                                                               -----------    -----------      -----------    -----------
Diluted - weighted average common shares outstanding             2,623,715      2,604,736        2,625,155      2,591,403
                                                               -----------    -----------      -----------    -----------

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (RESTATED)

                                                                     SIX MONTHS ENDED JANUARY 31,
                                                                     ----------------------------
                                                                         2000             1999
                                                                     -----------      -----------
Cash flows from operating activities:
 Net loss                                                            $   (36,649)     $  (350,512)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                           313,599          269,856
  Change in accounting principle                                         158,896               --
  ESOP shares committed to be released                                    22,560           26,948
  Income tax benefit of stock options                                         --           33,333
  Provision for losses on accounts receivable                             57,524           44,632
  Deferred income taxes                                                  (39,099)         (61,661)
 Changes in assets and liabilities:
  Member fees receivable                                                (949,727)      (1,317,042)
  Deferred expenses                                                      (21,214)         (35,905)
  Prepaid expenses and other current assets                               85,967          209,519
  Income tax receivable                                                  (91,028)        (196,179)
  Accounts payable                                                       170,577          243,378
  Claims payable                                                          67,000           82,823
  Deferred revenue                                                       111,061           95,523
  Accrued expenses                                                       (66,121)          50,870
                                                                     -----------      -----------
     Net cash used in operating activities                              (216,654)        (904,417)
                                                                     -----------      -----------
Cash flows from investing activities:
 Redemptions/sales of marketable securities                                   --          271,364
 Note receivable - officer                                                28,794           17,609
 Purchases of property and equipment                                    (158,276)        (248,095)
                                                                     -----------      -----------
     Net cash (used in) provided by investing activities                (129,482)          40,878
                                                                     -----------      -----------
Cash flows from financing activities:
 Proceeds from stock options exercised                                        --           75,750
 Repayments of bank loan                                                 (21,100)         (42,200)
 Repayments of capital lease obligation                                       --           (7,206)
                                                                     -----------      -----------
     Net cash (used in) provided by financing activities                 (21,100)          26,344
                                                                     -----------      -----------
     Net decrease in cash and cash equivalents                          (367,236)        (837,195)

Cash and cash equivalents, beginning of period                         1,625,874        1,342,759
                                                                     -----------      -----------
Cash and cash equivalents, end of period                             $ 1,258,638      $   505,564
                                                                     -----------      -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
 Unrealized loss on marketable investment securities                 $   (21,375)     $       (94)
                                                                     -----------      -----------

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

The unaudited consolidated financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's fiscal year 1999 annual audited consolidated financial statements, filed on Form 10-KSB with the Securities and Exchange Commission. Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's fiscal year 1999 audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in
Note 3, the Company restated its consolidated financial statements for the three and six month periods ended January 31, 2000 and 1999. Accordingly, amounts included within the footnotes for the three and six month periods ended January 31, 2000 and 1999 have also been restated to conform with that presentation. Additionally, certain prior period amounts have been reclassified to conform to current year presentation. The effects of the reclassifications had no impact on net income (loss).

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

NOTE 3 -- RESTATEMENT

During 2000, subsequent to the initial filing of the Company's Form 10-QSB for the three month and six month periods ending January 31, 2000 and 1999, several accounting errors were identified that required adjustment. The Company restated its Form 10-QSB on June 20, 2000 to reflect those accounting adjustments.

On December 22, 2000, the Company filed its fiscal year 2000 Annual Report on Form 10-KSB, which included its consolidated financial statements covering fiscal years 2000 and 1999. Prior to filing the fiscal year 2000 Form 10-KSB, the Company discovered that several additional adjustments were required to correct the previously restated consolidated financial statements for fiscal year 1999 which were originally restated and filed on June 20, 2000. Additionally, the audit of fiscal year 2000 resulted in accounting adjustments; some of which impacted the amounts previously reported in Form 10QSB/A for the three and six month periods ended January 31, 2000 and 1999.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

The principal reasons and significant effects of the original restatement of Form 10-QSB for the three and six month periods ended January 31, 2000 and 1999, the fiscal year 1999 restatements and the fiscal year 2000 audit adjustments and their collective impact on the accompanying consolidated financial statements from amounts originally reported in Form 10QSB for the three and six month periods ended January 31, 2000 and 1999 are summarized as follows:

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT OF FISCAL YEAR 1999

As referred to above, the consolidated financial statements for fiscal 1999 were further restated and are included in the Company's fiscal year 2000 Annual Report on Form 10KSB filed on December 22, 2000. The 1999 restatement included various accounting errors some of which related to fiscal years prior to 1999. The overall effect of the fiscal 1999 restatements on the consolidated financial statements as of January 31, 2000 and 1999 reduced total assets by $1,299,900 and $315,602, respectively, and total equity by $1,037,414 and $406,442, respectively.

RESTATEMENT OF OPERATING RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2000 AND 1999

REVENUE RECOGNITION

During fiscal year 2000, the Company failed to reconcile, on a timely basis, the detailed activity of its customer accounts receivable to the general ledger. The reconciliation process revealed that various of its customers' account histories did not properly account for billings, billing adjustments and/or bad debts that should have been reflected in the periods in which they were incurred or realized. Accordingly, revenues for the three months ended January 31, 2000 and 1999 have been reduced by $33,280 and $137,436, respectively, and revenues for the six months ended January 31, 2000 and 1999 have been reduced by $66,684 and $262,198, respectively, to correctly reflect revenue in the period realized. A corresponding reduction in accounts receivable was also recorded.

UNRECORDED CLAIMS PAYABLE

In January 1998, the Company formed a captive reinsurance company with operations commencing in early 1999. The Company determined that it had failed to accurately accrue a liability for "incurred but not reported" insured claims in the period in which they were incurred. Accordingly, reinsurance expense for the three months ended January 31, 2000 and 1999 was increased by $50,000 and $43,138, respectively, and reinsurance expense for the six months ended January 31, 2000 and 1999 has been increased by $67,000 and $82,823, respectively, to reflect reinsurance expense in the period incurred. A corresponding liability was also recorded.

DEFERRED COSTS

Subsequent to the filing of the Form 10-QSB for the three and six month periods ended January 31, 2000 and 1999, management determined that certain member costs deferred and amortized over the life of the renewal premiums were in fact period costs and should have been charged to expense as incurred. In evaluating both the capitalized deferred cost balances in years prior to 1999, as well as the total cost amortized to expense in those years, all amounts were comparable and the amounts capitalized were consistent from period to period. Correspondingly, the Company restated its financial statements to reflect these costs retroactively and record the expense as incurred. Accordingly, deferred member expenses were increased by $128,261 for the three months ended January 31, 1999. No adjustment was required for the three months ended January 31, 2000 as it was determined that deferred member expenses as recorded approximated those amounts on an incurred basis. Member expenses for the six months ended January 31, 2000 and 1999 were increased by $14,949 and $47,996, respectively, to reflect member expenses recognized as incurred.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCRUALS FOR OPERATING EXPENSES

The restated financial statements reflect adjustments to general and administrative expenses in the period incurred and to record a corresponding liability for the items not paid at the end of the quarter. Such costs primarily include vacation pay, sick pay, employee severance expense and miscellaneous general corporate expenses. Accordingly, sales and marketing expenses and general and administrative expenses for the three months ended January 31, 1999 were increased by $129,209 and $39,360, respectively. General and administrative expenses were offset by $33,014 resulting from the reversal of expenses accrued during fiscal 1998. This reduction in general and administrative expense reduced fiscal 1999 opening retained earnings and was included as a part of the original 1999 restatement referred to above.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, during the three months ended October 31, 1999. The Company was previously deferring start-up costs associated with its California subsidiary. ECPA-CA now operates as a Specialized Knox-Keene Health Care Services Organization licensed by the California Department of Corporations. Included within deferred costs were expenditures associated with obtaining its Knox-Keene license which qualified for capitalization as an intangible asset. Thus $779,618 of costs, $568,363 net of tax, originally recorded as expense within the "change in accounting principle" during the six months ended January 31, 2000, has been capitalized as an intangible asset.

INCOME TAX BENEFIT (EXPENSE)

The effect of the restatements, referred to above, reduced income tax expense for the three months ended January 31, 2000 by $32,009 and increased tax benefit by $168,396 for the same period in 1999. Income tax expense for the six months ended January 31, 2000 was reduced by $78,403 and the income tax benefit was increased by $215,879 for the same period in 1999.

RECLASSIFICATIONS

INCOME TAXES - During the year ended July 31, 2000, the Company was advised of the preliminary results of an examination by the Internal Revenue Service ("IRS") of tax years 1996 and 1997. The Company is vigorously contesting the results of this examination but has elected to reflect the preliminary IRS findings in its January 31, 2000 and 1999 financial statements. The impact of the IRS examination has resulted in a reclassification of amounts previously recorded as deferred tax liabilities to current tax liabilities. Management believes that the final outcome of this IRS examination will not have a materially adverse effect on the Company's results of operations.

OPERATING EXPENSES - Certain amounts recorded within certain operating expense captions have been reclassified to conform with the current period presentation. The impact of these reclassifications had no impact on net income (loss) for the three and six month periods ended January 31, 2000 and 1999.

SUMMARY

The total impact of the above restatements reduced net income for the three months ended January 31, 2000 by $66,895, or $0.03 per share basic and diluted, to net income of $37,986, or $0.01 per share basic and diluted. Net income for the three months ended January 31, 1999 was reduced by $275,992, or $0.11 per share basic and diluted, to a net loss of $(249,485), or $(0.10) loss per share basic and diluted. The net loss for the six months ended January 31, 2000 was reduced by $431,629, or $0.17 per share basic and diluted, to a loss of $(36,649), or $(0.01) loss per share basic and diluted. The net loss for the six

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended January 31, 1999 was increased by $377,096, or $0.13 per share basic and diluted, to a net loss of $(350,512), or $(0.14) loss per share basic and diluted. The total impact of the above restatements reduced total assets as of January 31, 2000 and 1999 by $446,631 and $358,207, respectively, and total equity as of January 31, 2000 and 1999 by $642,320 and $710,206, respectively.

The affects of the restatements on the consolidated financial statements from the amounts that were originally reported on Form 10QSB as of and for the three and six month periods ended January 31, 2000 and 1999 are as follows:

                                                          Six Months Ended
                                                             January 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Total assets:
 Originally reported                                 $ 7,390,241    $ 7,884,579
 Restated                                            $ 6,943,610    $ 7,526,372

Total equity:
 Originally reported                                 $ 5,502,887    $ 5,369,274
 Restated                                            $ 4,860,567    $ 4,659,068

Net income before change in accounting principle:
 Originally reported                                 $   258,981    $   (13,416)
 Restated                                            $   122,247    $  (350,512)

Net loss:
 Originally reported                                 $  (468,278)   $   (13,416)
 Restated                                            $   (36,649)   $  (350,512)

Net income per share before change in Accounting
 principle (basic and diluted):
 Originally reported                                 $      0.10    $     (0.01)
 Restated                                            $      0.05    $     (0.14)

Net loss per share (basic and diluted):
 Originally reported                                 $     (0.18)   $     (0.01)
 Restated                                            $     (0.01)   $     (0.14)

                                                         Three Months Ended
                                                             January 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Net income (loss) before change in accounting
 principle:
 Originally reported                                 $   104,881    $    26,507
 Restated                                            $    37,986    $  (249,485)

Net income (loss):
 Originally reported                                 $   104,881    $    26,507
 Restated                                            $    37,986    $  (249,485)

Net income (loss) per share before change in
 accounting principle (basic and diluted):
 Originally reported                                 $      0.04    $      0.01
 Restated                                            $      0.01    $     (0.10)

Net income (loss) per share (basic and diluted):
 Originally reported                                 $      0.04    $      0.01
 Restated                                            $      0.01    $     (0.10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended January 31, 2000 and 1999 presented below reflect certain restatements to the Company's previously reported results of operations. See Note 3 of the notes to consolidated financial statements for discussions of these restatements.

RESULTS OF OPERATIONS

Operating revenues for the quarter ended January 31, 2000, were $2,573,000 compared to $1,911,000 for the quarter ended January 31, 1999, an increase of over 35%. Operating revenues for the six months ended January 31, 2000, were $5,076,000 compared to $3,622,000 for the same period in 1999, an increase of over 40%. Revenues generated from the Company's indemnity plans increased 232% to $917,000 for the second quarter of 2000, as compared to $276,000 for the same period in the prior year. Reinsurance revenues for the first half of 2000 were $1,731,000, a 255% increase over the same period in 1999. The Company's captive reinsurance company, First American Reinsurance Company (FARC), revised its quota share agreement with the primary insurance carrier in July 1999. FARC now reinsures all insured business. During the quarter and six months ended January 31, 1999, FARC only reinsured business written January 1998 and later. This contract change represents $240,000 of the quarter increase and $423,000 of the year-to-date increase. The remaining increase is due to the sale of new business. Revenues from the Company's traditional vision care savings product were $910,000 and $1,795,000 for the quarter and six months ended January 31, 2000. Revenues for the corresponding periods in 1999 were $977,000 and $1,876,000. Management expects revenues from indemnity plans to continue to increase in the remaining half of the fiscal year. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting from the Company's third quarter generally showing the largest increase in enrollment and revenues. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 7% for the quarter ended January 31, 2000 to $2,519,000. Total operating expenses for the year-to-date 2000 increased 15% to $4,922,000. However, the ratio of total operating expenses to total revenue decreased to 97%, as compared to 118% for the same six-month period in the prior year. The increased expenses result from increased reinsurance expenses corresponding with the increase in reinsurance premium revenue and increased general and administrative expenses associated with the Company's California subsidiary, Eye Care Plan of America - California, Inc. (ECPA-CA).

Sales and marketing costs decreased 35% to $318,000 for the quarter ended January 31, 2000, as compared to $487,000 for the quarter ended January 31, 1999. Sales and marketing expense for the six-month period ended January 31, 2000 was $615,000 as compared to $848,000 for the same period in 1999. The decrease is due, in part, to a timing issue related to travel expense. The remaining difference is related to reclassification of certain expenses. As discussed above, FARC changed the terms of its quota share agreement in July 1999. Therefore, some broker-related expenses that were previously related to fee income and charged to sales and marketing, have now become reinsurance expenses.

Direct membership costs were $693,000 for the quarter ended January 31, 2000, as compared to $732,000 for the same period in fiscal 1999. Direct membership costs increased for the six-month period to $1,265,000, as compared to $1,213,000 for the same period in 1999. The majority of the increase of direct membership costs is due to increased staffing and contract labor and costs associated with supplying vision plan members with membership materials, maintaining a national provider network and administering claims processing functions. These cost increases were offset by lower costs of consulting, travel and entertainment, employee training and subscriptions primarily due to continued efforts by management to cut cost.

General and administrative expenses totaled $698,000 for the three months ended January 31, 2000, as compared to $759,000 for the same quarter in the prior year. General and administrative expenses for the six months ended January 31, 2000 were $1,447,000, as compared to $1,529,000 for the same period in the prior year. This decrease is due to the treatment of expenses associated with the licensing of ECPA-CA. Its license was granted in December 1999.

Reinsurance expense increased to $614,000 for the quarter ended January 31, 2000, as compared to $210,000 for the quarter ended January 31, 1999. Reinsurance expense for the six months ended January 31, 2000 was $1,260,000 as compared to $402,000 for the same period in 1999. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase is due to increased sales and a revision of contract terms.

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

Interest  income was $22,000  and  $49,000  for the three and six month  periods ended January 31, 2000, as compared to $21,000 and $100,000 for the corresponding periods in 1999. Interest income during the first quarter 1999 included a one-time gain on the sale and reinvestment of securities.

Interest expense decreased for the quarter and year-to-date comparison. The decrease is a result of repayments of borrowings by the ESOP Trust, which are guaranteed by, and therefore, recorded by the Company. The ESOP commitment was paid in full in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,474,000 and the current ratio was 2.2 to 1 at January 31, 2000 while cash and cash equivalents and marketable investment securities comprised $1,477,000. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Position ("SOP") 98-5 "REPORTING THE COSTS OF START-UP ACTIVITIES" which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. This new standard, which was effective for the Company for the fiscal year ended July 31, 2000, was evaluated by management and any relevant costs were expensed during the quarter ended October 31, 1999. The Company was previously deferring start-up costs associated with ECPA-CA. Accordingly, the Company recorded a $159,000 change in accounting principle (after reduction for income taxes of $95,000) which is included in the net loss for the six months ended January 31, 2000. This change in accounting principle resulted in a reduction of net income of $0.06 per share basic and diluted.

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

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

          Incorporated by reference to the Company's 1999 Definitive Notice and Proxy Statement Filed November 15, 1999.

Item 4(a) Annual Meeting of Shareholders:  December 10, 1999

Item 4(b) Proposal No. 1:  Election of Directors:

          John R. Behrmann          2,046,949         For
                                       24,200         Withhold Authority
                                      423,541         Broker Non-Votes

          Robert J. Delsol          2,046,949         For
                                       24,200         Against
                                      423,541         Broker Non-Votes

          Thomas B. Morgan          2,046,949         For
                                       24,200         Against
                                      423,541         Broker Non-Votes

          John A. Raycraft          2,046,949         For
                                       24,200         Against
                                      423,541         Broker Non-Votes

          Robert M. Topol           2,046,949         For
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

ITEM 6(a) EXHIBITS

          11.1    Computation of earnings per share

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

SIGNATURE                              TITLE                           DATE
---------                              -----                           ----

/s/ James D. Hyman          President and Chief Executive             1/26/01
-----------------------     Officer
(James D. Hyman)

/s/ James A. Gresko         Vice President of Finance and             1/26/01
-----------------------     Chief Financial Officer
(James A. Gresko)