Form 10QSB/A
period 2000-04-30
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2001-01-26
CIK 776997

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

RESTATEMENT OF FORM 10QSB AS OF AND FOR THE THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2000 AND 1999.

During 2000, subsequent to the initial filing of the Company's Form 10-QSB for the three month and six month periods ending January 31, 2000 and 1999, several accounting errors were identified that required adjustment.

On December 22, 2000, the Company filed its fiscal year 2000 Annual Report on Form 10-KSB, which included its consolidated financial statements covering fiscal years 2000 and 1999. Prior to filing the fiscal year 2000 Form 10-KSB, the Company discovered that several additional adjustments were required to correct the previously restated consolidated financial statements for fiscal year 1999 which were originally restated and filed on June 20, 2000. Additionally, the audit of fiscal year 2000 resulted in accounting adjustments; some of which impacted the amounts previously reported in Form 10QSB for the three and nine month periods ended April 30, 2000 and 1999. See Note 3 to the consolidated financial statements for a full description of the impact of these restatements.


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheet as of April 30, 2000 (Restated)             2

        Consolidated Statements of Operations for the three and nine
         months ended April 30, 2000 and 1999 (Restated)                       3

        Consolidated Statements of Cash Flows for the nine months
         ended April 30, 2000 and 1999 (Restated)                              4

        Notes to the Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders Directors,
        Executive Officers, Promoters and Control Persons                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 APRIL 30, 2000
                                   (RESTATED)

                                     ASSETS
Current assets:
 Cash and cash equivalents                                          $   658,649
 Marketable investment securities                                       219,000
 Member fees receivable, net an allowance of $316,530                 3,205,782
 Deferred expenses                                                      181,633
 Prepaid expenses                                                       100,378
 Income taxes receivable                                                219,978
 Deferred income taxes                                                  179,401
 Other current assets                                                   126,489
                                                                    -----------
     Total current assets                                             4,891,310
                                                                    -----------

Property and equipment:
 Office furniture and fixtures                                          320,583
 Office equipment                                                     3,925,731
 Leasehold improvements                                                 201,083
                                                                    -----------
                                                                      4,447,397
 Less accumulated depreciation and amortization                      (2,751,938)
                                                                    -----------
     Net property and equipment                                       1,695,459
                                                                    -----------

Intangible assets, net                                                  779,618
                                                                    -----------
     Total assets                                                   $ 7,366,387
                                                                    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $   304,913
 Claims payable                                                         378,000
 Deferred revenue                                                     1,613,539
 Accrued expenses                                                       301,178
                                                                    -----------
     Total current liabilities                                        2,597,630
                                                                    -----------

Commitments and contingencies                                                --

Shareholders' equity:
 Common stock, no par value; authorized, 8,000,000 shares;
  3,072,838 shares issued                                               757,296
 Additional paid-in capital                                           2,565,067
 Net unrealized loss on marketable investment securities                (31,772)
 Retained earnings                                                    2,963,898
 Treasury stock, at cost, 468,102 shares                             (1,485,732)
                                                                    -----------
     Total shareholders' equity                                       4,768,757
                                                                    -----------
     Total liabilities and shareholders' equity                     $ 7,366,387
                                                                    -----------

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (RESTATED)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    APRIL 30,                     APRIL 30,
                                                           --------------------------    --------------------------
                                                               2000           1999           2000           1999
                                                           -----------    -----------    -----------    -----------
Operating revenues:
 Fee revenues                                              $ 1,998,583    $ 1,757,287    $ 5,343,620    $ 4,891,533
 Reinsurance revenues                                        1,452,875        339,950      3,184,273        827,796
                                                           -----------    -----------    -----------    -----------
     Total operating revenues                                3,451,458      2,097,237      8,527,893      5,719,329

Operating expenses:
 Sales and marketing costs                                     371,552        213,553        986,588      1,061,587
 Direct membership costs                                       771,198        532,106      2,035,865      1,745,286
 General and administrative expenses                           778,698        695,414      2,225,308      2,224,066
 Reinsurance expense                                         1,534,619        348,942      2,794,878        751,262
 ESOP charges                                                   26,705         11,504         49,265         38,452
 Depreciation                                                  137,452        135,973        451,051        405,829
                                                           -----------    -----------    -----------    -----------
     Total operating expenses                                3,620,224      1,937,492      8,542,955      6,226,482
                                                           -----------    -----------    -----------    -----------
     Operating income (loss)                                  (168,766)       159,745        (15,062)      (507,153)
                                                           -----------    -----------    -----------    -----------
Non-operating income (expense):
 Interest income                                                15,127         16,753         64,597        117,068
 Interest expense                                                   --           (916)          (458)        (8,943)
                                                           -----------    -----------    -----------    -----------
     Total non-operating income                                 15,127         15,837         64,139        108,125
                                                           -----------    -----------    -----------    -----------
     Income before income tax benefit (expense) and
      change in accounting principle                          (153,639)       175,582         49,077       (399,028)

Income tax benefit (expense)                                    61,328        (68,477)       (19,140)       155,621
                                                           -----------    -----------    -----------    -----------
     Net income before change in accounting principle          (92,311)       107,105         29,937       (243,407)
                                                           -----------    -----------    -----------    -----------
Change in accounting principle, net of tax
 benefit of $95,337                                                 --             --       (158,896)            --
                                                           -----------    -----------    -----------    -----------
     Net income (loss)                                     $   (92,311)   $   107,105    $  (128,959)   $  (243,407)
                                                           -----------    -----------    -----------    -----------

Basic and diluted net income (loss) per share:

Net income (loss)  before change in accounting principle   $     (0.04)   $      0.04    $      0.01    $     (0.09)
Change in accounting principle                                      --             --          (0.06)            --
                                                           -----------    -----------    -----------    -----------
Basic and diluted net income (loss) per share              $     (0.04)   $      0.04    $     (0.05)   $      (009)
                                                           -----------    -----------    -----------    -----------
Basic - weighted average common shares outstanding           2,604,736      2,604,736      2,604,736      2,596,091
                                                           -----------    -----------    -----------    -----------
Diluted - weighted average common shares outstanding         2,604,736      2,621,250      2,626,851      2,596,091
                                                           -----------    -----------    -----------    -----------

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   (RESTATED)

                                                                      NINE MONTHS ENDED
                                                                          APRIL 30,
                                                                 --------------------------
                                                                     2000           1999
                                                                 -----------    -----------
Cash flows from operating activities:
 Net loss                                                        $  (128,959)   $  (243,407)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                       451,051        405,829
  Change in accounting principle                                     158,896             --
  ESOP shares committed to be released                                22,560         38,452
  Income tax benefit of stock options                                     --         33,333
  Provision for losses on accounts receivable                         86,286         64,224
  Deferred income taxes                                              (39,099)       (97,317)
 Changes in assets and liabilities:
  Member fees receivable                                          (1,777,611)      (711,698)
  Deferred expenses                                                 (102,205)      (195,529)
  Prepaid expenses and other current assets                           99,653        154,235
  Income tax receivable                                             (158,402)       (94,891)
  Accounts payable                                                   243,989         52,478
  Claims payable                                                     117,000        154,657
  Deferred revenue                                                   490,134       (484,769)
  Accrued expenses                                                   (54,019)        28,081
                                                                 -----------    -----------
     Net cash used in operating activities                          (590,726)      (896,322)
                                                                 -----------    -----------
Cash flows from investing activities:
 Redemptions/sales of marketable securities                               --        255,167
 Note receivable - officer                                            28,794         17,170
 Purchases of property and equipment                                (384,193)      (273,766)
                                                                 -----------    -----------
     Net cash used in investing activities                          (355,399)        (1,429)
                                                                 -----------    -----------
Cash flows from financing activities:
 Proceeds from stock options exercised                                    --         75,750
 Repayments of bank loan                                             (21,100)       (63,300)
 Repayments of capital lease obligation                                   --         (7,353)
                                                                 -----------    -----------
     Net cash (used in) provided by financing activities             (21,100)         5,097
                                                                 -----------    -----------
     Net decrease in cash and cash equivalents                      (967,225)      (892,654)

Cash and cash equivalents, beginning of period                     1,625,874      1,342,759
                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $   658,649    $   450,105
                                                                 -----------    -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
 Unrealized loss on marketable investment securities             $   (20,875)   $      (176)
                                                                 -----------    -----------

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

The unaudited consolidated financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's fiscal year 1999 annual audited consolidated financial statements, filed on Form 10-KSB with the Securities and Exchange Commission. Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's fiscal year 1999 audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in
Note 3, the Company restated its consolidated financial statements for the three and nine month periods ended April 30, 2000 and 1999. Accordingly, amounts included within the footnotes for the three and nine month periods ended April 30, 2000 and 1999 have also been restated to conform with that presentation. Additionally, certain prior period amounts have been reclassified to conform to current year presentation. The effects of the reclassifications had no impact on net income (loss).

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

On December 22, 2000, the Company filed its fiscal year 2000 Annual Report on Form 10-KSB, which included its consolidated financial statements covering fiscal years 2000 and 1999. Prior to filing the fiscal year 2000 Form 10-KSB, the Company discovered that several additional adjustments were required to correct the previously restated consolidated financial statements for fiscal year 1999 which were originally restated and filed on June 20, 2000. Additionally, the audit of fiscal year 2000 resulted in accounting adjustments; some of which impacted the amounts previously reported in Form 10QSB for the three and nine month periods ended April 30, 2000 and 1999.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

The principal reasons and significant effects of the fiscal year 1999 restatements and the fiscal year 2000 audit adjustments and their collective impact on the accompanying consolidated financial statements from amounts originally reported in Form 10QSB for the three and nine month periods ended April 30, 2000 and 1999 are summarized as follows:

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT OF FISCAL YEAR 1999

As referred to above, the consolidated financial statements for fiscal 1999 were further restated and are included in the Company's fiscal year 2000 Annual Report on Form 10KSB filed on December 22, 2000. The 1999 restatement included various accounting errors, some of which related to fiscal years prior to 1999. The overall effect of the fiscal 1999 restatements on the consolidated financial statements as of April 30, 2000 and 1999 reduced total assets by $1,299,900 and $315,602, respectively, and total equity by $1,037,414 and $406,442, respectively.

RESTATEMENT OF OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2000 AND 1999

REVENUE RECOGNITION

During fiscal year 2000, the Company failed to reconcile, on a timely basis, the detailed activity of its customer accounts receivable to the general ledger. The reconciliation process revealed that various of its customers' account histories did not properly account for billings, billing adjustments and/or bad debts that should have been reflected in the periods in which they were incurred or realized. Accordingly, revenues for the three months ended April 30, 2000 and 1999 have been reduced by $41,760 and $149,091, respectively, and revenues for the nine months ended April 30, 2000 and 1999 have been reduced by $108,444 and $411,289, respectively, to correctly reflect revenue in the period realized. A corresponding reduction in accounts receivable was also recorded.

UNRECORDED CLAIMS PAYABLE

In January 1998, the Company formed a captive reinsurance company with operations commencing in early 1999. The Company determined that it had failed to accurately accrue a liability for "incurred but not reported" insured claims in the period in which they were incurred. Accordingly, reinsurance expense for the three months ended April 30, 1999 was increased by $71,834 to reflect reinsurance expense as incurred. Reinsurance expense for the nine months ended April 30, 2000 and 1999 has been increased by $67,000 and $154,647, respectively. A corresponding liability was also recorded.

DEFERRED COSTS

Subsequent to the filing of the Form 10-QSB for the three and nine month periods ended April 30, 2000 and 1999, management determined that certain member costs deferred and amortized over the life of the renewal premiums were in fact period costs and should have been charged to expense as incurred. In evaluating both the capitalized deferred cost balances in years prior to 1999, as well as the total cost amortized to expense in those years, all amounts were comparable and the amounts capitalized were consistent from period to period. Correspondingly, the Company restated its financial statements to reflect these costs retroactively and record the expense as incurred. Member expenses for the nine months ended April 30, 2000 and 1999 were increased by $29,918 and $47,996, respectively, to reflect member expenses as incurred.

ACCRUALS FOR OPERATING EXPENSES

The restated financial statements reflect adjustments to general and administrative expenses in the period incurred and to record a corresponding liability for the items not paid at the end of the quarter. Such costs primarily include vacation pay, sick pay, employee severance expense and miscellaneous general corporate expenses. Accordingly, sales and marketing expenses and general and administrative expenses for the three months ended April 30, 1999 were increased by $20,790 and $33,699, respectively. Additionally, sales and

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

marketing expenses and general and administrative expenses for the nine months ended April 30, 1999 were increased by $83,154 and $110,469, respectively. Sales and marketing expenses for the three months ended April 30, 1999 were offset by $40,762 resulting from a reversal of an expense accrued during a previous quarter. General and administrative expenses for the three and nine month periods ended April 30, 1999 were offset by $28,265 and $92,657, respectively, resulting from the reversal of expenses accrued during fiscal 1998. This reduction in general and administrative expense reduced fiscal 1999 opening retained earnings and was included as a part of the original 1999 restatement referred to above.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, during the three months ended October 31, 1999. The Company was previously deferring start-up costs associated with its California subsidiary. ECPA-CA now operates as a Specialized Knox-Keene Health Care Services Organization licensed by the California Department of Corporations. Included within deferred costs were expenditures associated with obtaining its Knox-Keene license which qualified for capitalization as an intangible asset. Thus $779,618 of costs, $568,363 net of tax, originally recorded as expense within the "change in accounting principle" during the nine months ended April 30, 2000, has been capitalized as an intangible asset.

INCOME TAX BENEFIT (EXPENSE)

The effect of the restatements, referred to above, increased income tax benefit for the three months ended April 30, 2000 by $23,355 and increased tax expense by $14,804 for the same period in 1999. Income tax expense for the nine months ended April 30, 2000 was reduced by $34,713 and the income tax benefit was increased by $288,774 for the same period in 1999.

RECLASSIFICATIONS

INCOME TAXES - During the year ended July 31, 2000, the Company was advised of the preliminary results of an examination by the Internal Revenue Service ("IRS") of tax years 1996 and 1997. The Company is vigorously contesting the results of this examination but has elected to reflect the preliminary IRS findings in its April 30, 2000 and 1999 financial statements. The impact of the IRS examination has resulted in a reclassification of amounts previously recorded as deferred tax liabilities to current tax liabilities. Management believes that the final outcome of this IRS examination will not have a materially adverse effect on the Company's results of operations.

OPERATING EXPENSES - Certain amounts recorded within certain operating expense captions have been reclassified to conform with the current period presentation. The impact of these reclassifications had no impact on the net income (loss) for the three and nine month periods ended April 30, 2000 and 1999.

SUMMARY

The total impact of the above restatements increased the net loss for the three months ended April 30, 2000 by $17,730, or $0.01 per share basic and diluted, to a net loss of $(92,311), or $(0.04) loss per share basic and diluted. Net income for the three months ended April 30, 1999 was reduced by $133,493, or $0.05 per share basic and diluted, to net income of $107,105 or $0.04 per share basic and diluted. The net loss for the nine months ended April 30, 2000 was reduced by $409,632, or $0.16 per share basic and diluted, to a net loss of $(128,959), or $(0.05) loss per share basic and diluted. Net income for the nine months ended April 30, 1999 was reduced by $470,589 or $0.18 per share basic and diluted, to a net loss of $(243,407), or $(0.09) loss per share basic and diluted. The total

                      FIRST AMERICAN HEALTH CONCEPTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact of the above restatements reduced total assets as of April 30, 2000 and 1999 by $413,672 and $498,643, respectively, and total equity as of April 30, 2000 and 1999 by $347,298 and $877,032, respectively.

The affects of the restatements on the consolidated financial statements from the amounts that were originally reported on Form 10QSB as of and for the three and six month periods ended April 30, 2000 and 1999 are as follows:

                                                          Nine Months Ended
                                                              April 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Total assets:
 Originally reported                                 $ 7,780,059    $ 7,367,167
 Restated                                            $ 7,366,387    $ 6,868,524

Total equity:
 Originally reported                                 $ 5,116,055    $ 5,621,646
 Restated                                            $ 4,768,757    $ 4,744,614

Net income (loss) before change in
 accounting principle:
 Originally reported                                 $   103,668    $   227,182
 Restated                                            $    29,937    $  (243,407)

Net income (loss):
 Originally reported                                 $  (538,591)   $   227,182
 Restated                                            $  (128,959)   $  (243,407)

Net income (loss) per share before change
 in accounting  principle
 (basic and diluted):
 Originally reported                                 $      0.04    $      0.09
 Restated                                            $      0.01    $     (0.09)

Net income (loss) per share (basic and diluted):
 Originally reported                                 $     (0.21)   $      0.09
 Restated                                            $     (0.05)   $     (0.09)

                                                         Three Months Ended
                                                              April 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Net income (loss) before change in
 accounting principle:
 Originally reported                                 $   (74,581)   $   240,598
 Restated                                            $   (92,311)   $   107,105

Net income (loss):
 Originally reported                                 $   (74,581)   $   240,598
 Restated                                            $   (92,311)   $   107,105

Net income (loss) per share before change in
 accounting principle
 (basic and diluted):
 Originally reported                                 $     (0.03)   $      0.09
 Restated                                            $     (0.04)   $      0.04

Net income (loss) per share (basic
 and diluted):
 Originally reported                                 $     (0.03)   $      0.09
 Restated                                            $     (0.04)   $      0.04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine month periods ended April 30, 2000 and 1999 presented below reflect certain restatements to the Company's previously reported results of operations. See Note 3 of the notes to consolidated financial statements for discussions of these restatements.

RESULTS OF OPERATIONS

Operating revenues for the quarter ended April 30, 2000 were $3,451,000 compared to $2,097,00 for the quarter ended April 30, 1999, an increase of 65%. Reinsurance revenues for the three months ended April 30, 2000 and 1999 increased 327% to $1,453,000 compared to $340,000 for the same period in the prior year. Reinsurance revenue for the nine months ended were $3,184,000, a 285% increase over the same period in 1999. Revenues from the Company's traditional vision care savings product were $905,000 and $2,751,000 for the quarter and nine months ended April 30, 2000. Revenue for the corresponding periods in 1999 was $1,060,000 and $2,936,000. Management expects revenues from indemnity plans to continue to increase during the remainder of the fiscal year. A significant portion of sponsor companies maintain employee benefit plans with calendar-year terms, resulting in the Company's third quarter generally showing the largest increase in enrollment and revenues. Non-insured revenues from the vision care savings product are expected to remain flat due to a decreasing demand for this product.

Total operating expenses increased 87% for the quarter ended April 30, 2000 to $3,620,000. Total operating expenses for the year to date increased 37% to $8,543,000. The majority of the increase in total operating expenses for the nine months ended April 30, 2000 was due to reinsurance expense which increased $2,044,000 or 272% compared to the same period in the prior year. This increase in reinsurance expense corresponds with the increase in reinsurance premium revenue.

Sales and marketing costs increased to $372,000 for the quarter ended April 30, 2000, as compared to $214,000 for the quarter ended April 30, 1999. Sales and marketing costs for the nine-month period ending April 30, 2000 decreased 7% to $987,000 as compared to $1,062,000 for the same period in 1999. The decrease is due to lower salaries and benefits and lower telemarketing expenses resulting from an elimination of telemarketing sales and staff due to broker driven strategy.

Direct membership costs increased to $771,000 for the quarter ended April 30, 2000, as compared to $532,000 for the same period in fiscal 1999. Direct membership costs for the nine-month period increased 17% to $2,036,000, as compared to $1,745,000 for the same period in 1999. The majority of the increase of direct membership costs is due to increased staffing and contract labor and costs associated with supplying vision plan members with membership materials, maintaining a national provider network and administering claims processing functions. These cost increases were offset by lower costs of consulting, travel and entertainment, employee training and subscriptions primarily due to continued efforts by management to cut cost.

General and administrative expenses totaled $779,000 for the quarter ended April 30, 2000, as compared to $695,000 for the same quarter in the prior year. General and administrative expenses for the nine months ended April 30, 2000 increased to $2,225,000, as compared to $2,224,000 for the same period in the prior year.

Reinsurance expense increased to $1,535,000 for the quarter ended April 30, 2000, as compared to $349,000 for the quarter ended April 30, 1999. Reinsurance expense for the nine months ended April 30, 2000 was $2,795,000 as compared to $751,000 for the same period in 1999. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase is due to increased sales and a revision of contract terms.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,294,000 and the current ratio was 1.88 to 1 at April 30, 2000 while cash, cash equivalents and marketable securities comprised $878,000. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Position ("SOP") 98-5 "REPORTING THE COSTS OF START-UP ACTIVITIES" which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. This new standard, which was effective for the Company for the fiscal year ended July 31, 2000, was evaluated by management and any relevant costs were expensed during the quarter ended October 31, 1999. The Company was previously deferring start-up costs associated with ECPA-CA. Accordingly, the Company recorded a $159,000 change in accounting principle (after reduction for income taxes of $95,000) which is included in the net loss for the nine months ended April 30, 2000. This change in accounting principle resulted in a reduction of net income of $0.06 per share basic and diluted.

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

If the Company or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered it could have a material adverse impact on the Company.

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

PART II. OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         11.1  Computation of earnings per share

         27    Financial Data Schedule

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

                                FIRST AMERICAN HEALTH CONCEPTS, INC.
                                            (Registrant)


Date: January 26, 2001          By: /s/ James D. Hyman
                                    -------------------------------------
                                    (James D. Hyman)
                                    President and Chief Executive Officer

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