Form 10QSB
period 2001-01-31
FIRST AMERICAN HEALTH CONCEPTS INC
filed 2001-03-15
CIK 776997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarter ended January 31, 2001.

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

Registrant's common stock outstanding at March 15, 2001 was 2,635,691 shares after deducting 468,102 shares of treasury stock.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheet as of January 31, 2001               2

              Consolidated Statements of Operations for the three
              months and six months ended January 31, 2001 and 2000           3

              Consolidated Statements of Cash Flows for the six
              months ended January 31, 2001 and 2000                          4

              Notes to the Consolidated Financial Statements                  5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders,
              Directors, Executive Officers, Promoters and
              Control Persons;                                               12

     Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                                   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet (Unaudited)
                                January 31, 2001

                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 1,820,718
  Marketable investment securities                                      142,960
  Member fees receivable, net of an allowance of $228,903             4,270,341
  Deferred expenses                                                      93,065
  Prepaid expenses                                                       96,479
  Deferred income taxes                                                 173,872
  Other current assets                                                  295,248
                                                                    -----------

      Total current assets                                            6,892,683
                                                                    -----------
Property and equipment:
  Office furniture and fixtures                                         350,310
  Office equipment and software                                       3,954,910
  Leasehold improvements                                                201,083
                                                                    -----------
                                                                      4,506,303
  Less accumulated depreciation and amortization                     (3,088,022)
                                                                    -----------

      Property and equipment, net                                     1,418,281
                                                                    -----------
  Intangible assets, net                                                758,503
                                                                    -----------

      Total assets                                                  $ 9,069,467
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   644,495
  Claims payable                                                        544,000
  Deferred revenue                                                    2,226,907
  Accrued expenses                                                      374,873
  Accrued income taxes                                                   76,042
                                                                    -----------

      Total current liabilities                                       3,866,317
                                                                    -----------

Commitments and contingencies                                                --

Shareholders' equity:
  Common stock, no par value; authorized, 8,000,000 shares;
    3,103,793 shares issued                                             954,434
  Additional paid-in capital                                          2,561,739
  Net unrealized loss on marketable investment securities                (7,812)
  Retained earnings                                                   3,180,521
  Treasury stock, at cost, 468,102 shares                            (1,485,732)
                                                                    -----------

      Total shareholders' equity                                      5,203,150
                                                                    ===========

      Total liabilities and shareholders' equity                    $ 9,069,467
                                                                    ===========

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JANUARY 31,                    JANUARY 31,
                                                             ---------------------------     ---------------------------
                                                                2001            2000            2001            2000
                                                             -----------     -----------     -----------     -----------
Operating revenues:
 Fee revenues                                                $ 2,464,655     $ 1,655,604     $ 4,508,505     $ 3,345,037
 Reinsurance revenues                                          2,503,483         916,958       4,266,758       1,731,398
                                                             -----------     -----------     -----------     -----------
      Total operating revenues                                 4,968,138       2,572,562       8,775,263       5,076,435

Operating expenses:
 Sales and marketing costs                                       517,745         317,572         860,590         615,036
 Direct membership costs                                         884,205         692,938       1,497,340       1,264,667
 General and administrative expenses                           1,237,786         697,796       2,168,579       1,446,610
 Reinsurance expense                                           2,079,308         613,556       3,599,608       1,260,259
 ESOP compensation expense                                        21,000          20,035          42,000          22,560
 Depreciation                                                    137,456         177,627         278,589         313,599
                                                             -----------     -----------     -----------     -----------
      Total operating expenses                                 4,877,500       2,519,524       8,446,706       4,922,731
                                                             -----------     -----------     -----------     -----------

      Operating income                                            90,638          53,038         328,557         153,704
                                                             -----------     -----------     -----------     -----------
Non-operating income (expense):
 Interest income                                                  34,168          22,019          65,829          49,470
 Interest expense                                                     --             (10)             --            (458)
                                                             -----------     -----------     -----------     -----------
      Total non-operating income                                  34,168          22,009          65,829          49,012
                                                             -----------     -----------     -----------     -----------
      Income before income tax expense and change in
       accounting principle                                      124,806          75,047         394,386         202,716

Income tax expense                                               (57,265)        (37,061)       (137,427)        (80,469)
                                                             -----------     -----------     -----------     -----------
      Net income before change in accounting principle            67,541          37,986         256,959         122,247
                                                             -----------     -----------     -----------     -----------
Change in accounting principle, net of tax
 benefit of $95,337                                                   --              --              --        (158,896)
                                                             -----------     -----------     -----------     -----------

      Net income (loss)                                      $    67,541     $    37,986     $   256,959     $   (36,649)
                                                             ===========     ===========     ===========     ===========
Basic and diluted net income (loss) per share:
 Net income before change in accounting principle            $      0.03     $      0.01     $      0.10     $      0.05
 Change in accounting principle                                       --              --              --           (0.06)
                                                             -----------     -----------     -----------     -----------

 Basic and diluted net income (loss) per share               $      0.03     $      0.01     $      0.10     $     (0.01)
                                                             ===========     ===========     ===========     ===========

Basic - weighted average common shares outstanding             2,606,714       2,604,736       2,605,724       2,604,736
                                                             ===========     ===========     ===========     ===========

Diluted - weighted average common shares outstanding           2,635,545       2,623,715       2,629,657       2,625,155
                                                             ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
                   Six months ended January 31, 2001 and 2000

                                                                       SIX MONTHS ENDED JANUARY 31,
                                                                     --------------------------------
                                                                         2001                 2000
                                                                     -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                                  $   256,959          $   (36,649)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation                                                         278,589              313,599
    Change in accounting principle                                            --              158,896
    ESOP shares committed to be released                                      --               22,560
    Income tax benefit of stock options                                   10,944                   --
    Allowance for doubtful accounts receivable                          (116,389)              57,524
    Deferred income taxes                                                (25,090)             (39,099)
  Changes in assets and liabilities:
    Member fees receivable                                            (2,187,939)            (949,727)
    Deferred expenses                                                     46,526              (21,214)
    Prepaid expenses and other current assets                            143,330               85,967
    Income tax receivable                                                     --              (91,028)
    Accounts payable                                                     463,727              170,577
    Claims payable                                                       231,600               67,000
    Deferred revenue                                                   1,020,474              111,061
    Accrued income taxes                                                 151,585                   --
    Accrued expenses                                                      39,035              (66,121)
                                                                     -----------          -----------

        Net cash provided by (used in) operating activities              313,351             (216,654)
                                                                     -----------          -----------
Cash flows from investing activities:
  Proceeds from the sale of marketable securities                        100,000                   --
  Note receivable - officer                                                   --               28,794
  Purchases of property and equipment                                    (74,667)            (158,276)
                                                                     -----------          -----------

        Net cash provided by (used in) investing activities               25,333             (129,482)
                                                                     -----------          -----------
Cash flows from financing activities:
  Proceeds from stock options exercised                                  197,138                   --
  Repayments of bank loan                                                     --              (21,100)
                                                                     -----------          -----------

        Net cash provided by (used in) financing activities              197,138              (21,100)
                                                                     -----------          -----------

        Net increase (decrease) in cash and cash equivalents             535,822             (367,236)

Cash and cash equivalents, beginning of period                         1,284,896            1,625,874
                                                                     -----------          -----------

Cash and cash equivalents, end of period                             $ 1,820,718          $ 1,258,638
                                                                     -----------          -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Unrealized gain (loss) on marketable investment securities         $    13,960          $    (9,712)
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

PRINCIPLES OF CONSOLIDATION AND BASIS FOR PRESENTATION

These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and statements of cash flows for the periods presented.

The unaudited consolidated financial statements presented herein were prepared using the underlying accounting principles utilized in the Company's fiscal year 2000 annual audited consolidated financial statements, filed on Form 10-KSB with the Securities and Exchange Commission on December 22, 2000. Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's fiscal year 2000 audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

The consolidated financial statements include the financial statements of the Company and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, certain prior period amounts have been reclassified to conform to current year presentation. The effects of the reclassifications had no impact on net income
(loss).

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

During fiscal 1994, the Company implemented an employee stock ownership plan (First American Health Concepts, Inc. Employee Stock Ownership Plan and related Trust) (the "ESOP Plan"), qualified as a stock bonus plan under Section 401(a) of the Internal Revenue Code. The ESOP Plan is designated to invest primarily in Company stock exclusively for the benefit of eligible employees of the company. Each eligible employee becomes a participant in the Plan upon completion of one year of service as defined by the ESOP Plan agreement. Company contributions are determined each year by the Company's Board of Directors (subject to certain limitations) and are allocated among the accounts of the participants in proportion to their total compensation.

In October 1994, the Trust borrowed $422,000 from a bank for a term of five years at an annual interest rate of 8.42%. The proceeds, along with the Company's 1994 ESOP contribution, were used to purchase 91,978 treasury shares from the Company. Because the Company guaranteed the bank loan, it is reported as long-term debt of the Company. The shares sold by the Company to the Trust were reflected in shareholders' equity, and an amount corresponding to the borrowing (the guaranteed ESOP obligation) was reported as a reduction of shareholders' equity.

The loan agreement required quarterly payments of principal and interest, which were paid from the Company's contributions to the ESOP. As the principal amount of the borrowing was repaid, the liability and the guaranteed ESOP obligation were reduced. The Company recognized compensation expense equal to the average fair market value of the shares committed to be released for allocation to participants in the ESOP Plan, which was based on total debt service requirements.

The loan was paid in full during the quarter ended January 31, 2000.

              FIRST AMERICAN HEALTH CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - EARNINGS PER SHARE

The following is presented as a reconciliation of the numerators and the denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                                  FOR THE THREE MONTHS ENDED JANUARY 31,
                                          -----------------------------------------------------------------------------------
                                                            2001                                        2000
                                          ---------------------------------------     ---------------------------------------
                                             INCOME        SHARES       PER SHARE       INCOME         SHARES       PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)    AMOUNTS      (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                          -----------   -------------    -------      -----------   -------------    -------
BASIC EPS:
Income available to Common shareholders     $ 67,541      2,604,736       $0.03       $  37,986       2,604,736      $ 0.01

Exercise of Common stock options                  --          1,978          --              --              --          --

EFFECT OF DILUTIVE SECURITIES:
Common stock options                              --         28,831          --              --          18,979          --
                                            --------      ---------       -----       ---------       ---------      ------
DILUTED EPS:
Income available to Common shareholders     $ 67,541      2,635,545       $0.03       $  37,986       2,623,715      $ 0.01
                                            --------      ---------       -----       ---------       ---------      ------

                                                                   FOR THE SIX MONTHS ENDED JANUARY 31,
                                          -----------------------------------------------------------------------------------
                                                            2001                                        2000
                                          ---------------------------------------    ----------------------------------------
                                             INCOME        SHARES       PER SHARE    INCOME (LOSS)     SHARES       PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)    AMOUNTS      (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                          -----------   -------------    -------      -----------   -------------    -------
BASIC EPS:
Income available to Common shareholders     $256,959      2,604,736       $0.10       $ 122,247       2,604,736      $ 0.05

Change in accounting principle                    --             --          --        (158,896)             --       (0.06)

Exercise of Common stock options                  --            988          --              --              --          --

EFFECT OF DILUTIVE SECURITIES:
Common stock options                              --         23,933          --              --          20,419          --
                                            --------      ---------       -----       ---------       ---------      ------
DILUTED EPS:
Income (loss) available to Common
shareholders                                $256,959      2,629,657       $0.10       $ (36,649)      2,625,155      $(0.01)
                                            --------      ---------       -----       ---------       ---------      ------

NOTE 5 - SUBSEQUENT EVENTS

On January 25, 2001, the Company elected Robert J. Delsol as Chairman of the Board. Mr. Delsol succeeds John R. Behrmann who had served as Chairman of the Board since January 1997. On February 21, 2001 John R. Behrmann submitted his resignation from the Board of Directors.

On February 26, 2001, Italian eyewear maker Luxottica Group S.p.A., which markets and administers vision care plans, announced plans to acquire First American Health Concepts, Inc., for $25 million in cash, or $9.06 per share, in a bid to expand its geographic reach and marketing resources. The merger is subject to customary closing conditions and is expected to be completed during the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three and six month periods ended January 31, 2001 was $68,000 and $257,000, respectively, or $0.03 and $0.10, respectively, per share basic and diluted, compared to net income, before change in accounting principle, for the three and six month periods ended January 31, 2000 of $38,000 and $122,000, respectively, or $0.01 and $0.05, respectively, per share basic and diluted. Net income for the three and six month periods ended January 31, 2001 increased significantly as a result of an increase in insured and self-funded revenue resulting from a significant increase in the volume of insured customers marketed through the Company's captive reinsurance subsidiary. Net income for the six months ended January 31, 2000 was reduced by $159,000, net of taxes of $95,000, or $0.06 per share basic and diluted, due to a change in accounting principle resulting from the Company's adoption of Statement of Position 98-5 which required that costs incurred during start-up activities, including organization costs, be expensed as incurred.

Operating revenues for the three months ended January 31, 2001, were $4,968,000 compared to $2,573,000 for the three months ended January 31, 2000, an increase of over 93%. Operating revenues for the six months ended January 31, 2001, were $8,775,000 compared to $5,076,000 for the same period in fiscal 2000, an increase of over 73%. Reinsurance revenues generated from the Company's indemnity plans increased 173% to $2,503,000 for the three months ended January 31, 2001, as compared to $917,000 for the same period in the prior year. Reinsurance revenues for the six months ended January 31, 2001 were $4,267,000, a 146% increase over the same period in fiscal 2000. The significant increase in reinsurance revenue for the three and six month periods ended January 31, 2001, as compared to the same period in the prior year is due to continued growth in the insured products segment of our business. This segment is anticipated to continue to grow as company sponsored cafeteria plans continue to expand insured benefits offered to their employees. Revenues from the Company's traditional vision care savings product were $1,108,000 and $2,033,000 for the three and six months ended January 31, 2001, as compared to revenues of $914,000 and
$1,854,000, respectively, for the corresponding periods in fiscal 2000. Non-insured revenues from the vision care savings products are expected to remain flat due to a decreasing demand for these products.

Total operating expenses increased 94% to $4,878,000 for the three months ended January 31, 2001 as compared to $2,520,000 for the same period in fiscal 2000. Total operating expenses for the six months ended January 31, 2001 increased 72% to $8,447,000, as compared to $4,923,000 for the same period in fiscal 2000. However, the ratio of total operating expenses to total revenue decreased to 96% for the six months ended January 31, 2001, as compared to 97% for the same period a year ago. The majority of the overall increase in operating expenses resulted from increased reinsurance expenses which corresponds with the increased reinsurance revenues. A significant portion of the remaining increase in operating expenses is attributable to the substantial costs incurred in connection with the process of reviewing, reconciling and restating the Company's books and records, the investigation of its prior accounting practices and preparation of its audited consolidated financial statements for the years ended July 31, 2000 and 1999. Additionally, the Company's California subsidiary, Eye Care Plan of America - California, Inc. (ECPA-CA) continues to incur increased general and administrative expenses as it expands its marketing efforts in California.

Sales and marketing costs increased 63% to $518,000 for the three months ended January 31, 2001, as compared to $318,000 for the three months ended January 31, 2000. Sales and marketing expense for the six month period ended January 31, 2001 increased 40% to $861,000, as compared to $615,000 for the same period in fiscal 2000. The increase in sales and marketing expenses incurred during the

2001 periods were primarily due to increased salaries and related benefits and sales commissions as well as higher costs of promotional materials and related postage.

Direct membership costs increased 28% to $884,000 for the three months ended January 31, 2001, as compared to $693,000 for the same period in fiscal 2000. Direct membership costs increased 18% to $1,497,000 for the six month period ended January 31, 2001, as compared to $1,265,000 for the same period in fiscal 2000. The majority of the increase of direct membership costs is due to increased staffing and contract labor and costs associated with supplying vision plan members with membership materials, maintaining a national provider network and administering claims processing functions.

General and administrative expenses increased 77% to $1,238,000 for the three months ended January 31, 2001, as compared to $698,000 for the same quarter in the prior year. General and administrative expenses for the six months ended January 31, 2001 increased 50% to $2,169,000, as compared to $1,447,000 for the same period in the prior year. During the six months ended January 31, 2001, the Company incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its prior accounting practices for the years ended July 31, 2000 and 1999. Included in these expenses are the costs of the audits for fiscal years 2000 and 1999, legal costs, and costs of retaining outside accounting resources to assist management in reviewing and reconciling its books and records. Total cost incurred to date is approximately $267,000 of which $48,000 was incurred during the first quarter of 2001.

Reinsurance expense increased to $2,079,000 for the three months ended January 31, 2001, as compared to $614,000 for the three months ended January 31, 2000. Reinsurance expense for the six months ended January 31, 2001 was $3,600,000 as compared to $1,260,000 for the same period in fiscal 2000. The increased expense corresponds to the increase in reinsurance revenues. As discussed above, the increase in reinsurance revenues is due to the increased volume of lives insured under our quota share agreements with our primary insurance carriers.

ESOP compensation expense represents contributions committed for the periods in accordance with the Company's employee stock ownership plan implemented during fiscal 1994. Expense recognized is affected by compensation expense of eligible participating employees and the average market price of the Company's common stock during the periods.

Depreciation was $137,000 for the three months ended January 31, 2001, as compared to $178,000 for the same period in the prior year. Depreciation for the six months ended January 31, 2001 was $279,000, as compared to $314,000 for the same period in the prior year. The decrease was due to certain fixed assets becoming fully depreciated during the six months ended January 31, 2001.

Interest income was $34,000 and $66,000 for the three and six month periods ended January 31, 2001, respectively, as compared to $22,000 and $49,000 for the same periods in fiscal 2000. The increase in interest income is due to a higher weighted average balance of invested funds during the three and six month periods ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased 29% from $2,343,000 and a current ratio of 2.15:1 at July 31, 2000 to working capital of $3,026,000 and a current ratio of 1.78:1 at January 31, 2001. Cash and cash equivalents and marketable investment securities increased $450,000, or 30%, from $1,514,000 at July 31, 2000 to $1,964,000 at
January 31, 2001.

The Company's cash and cash equivalents increased $536,000, or 42%, from $1,285,000 at July 31, 2000 to $1,821,000 at January 31, 2001. Cash flow from operating activities was $313,000 for the six months ended January 31, 2001 compared to cash used in operating activities of $(217,000) for the same period in fiscal 2000. The increase in cash flows from operating activities for the six months ended January 31, 2001 was due to a focus on collection efforts of past due accounts and due to the significant increase in the volume of insured customers marketed through the Company's captive reinsurance subsidiary which accounted for the majority of the increase in overall earnings.

Investing activities for the six months ended January 31, 2001 contributed $100,000 from the sale of certain of its marketable securities offset by capital expenditures of $75,000. During the six months ended January 31, 2000 the Company collected $28,000 on a note receivable from an officer of the Company offset by capital expenditures of $158,000. The majority of capital expenditures for the six months ended January 31, 2001 and 2000 were for the purchase of new computer hardware and software and necessary system implementation support.

Financing activities generated $197,000 during the six months ended January 31, 2001 from the exercise of stock options, the majority of which was received from a member of the Board of Directors. For the six months ended January 31, 2000, the Company repaid its remaining ESOP loan obligation of $21,000 which matured in November 1999.

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

SUBSEQUENT EVENTS

On January 25, 2001, the Company elected Robert J. Delsol as Chairman of the Board. Mr. Delsol succeeds John R. Behrmann who had served as Chairman of the Board since January 1997. On February 21, 2001 John R. Behrmann submitted his resignation from the Board of Directors.

On February 26, 2001, Italian eyewear maker Luxottica Group S.p.A., which markets and administers vision care plans, announced plans to acquire First American Health Concepts Inc., for $25 million in cash, or $9.06 per share, in a bid to expand its geographic reach and marketing resources. The merger is subject to customary closing conditions and is expected to be completed during the second quarter of 2001.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Incorporated by reference to the Company's 2000 Definitive Notice and Proxy Statement filed January 4, 2001.

Item 4(a)  Annual Meeting of Shareholders: January 24, 2001

Item 4(b) Proposal No. 1: Adoption of an amendment to Article X of the Company's Articles of Incorporation to allow from three (3) to seven
           (7) directors rather than requiring five (5) to seven (7) directors:

                                                  1,552,662   For
                                                     49,972   Against
                                                      3,200   Abstain

Item 4(c)  Proposal No. 2: Election of Directors:

           John R. Behrmann                       1,436,951   For
                                                     48,192   Withhold Authority
                                                          0   Abstain

           Robert J. Delsol                       3,128,985   For
                                                     23,493   Withhold Authority
                                                          0   Abstain

           Thomas B. Morgan                       1,151,487   For
                                                     42,381   Against
                                                          0   Abstain

           Robert M. Topol                        2,037,485   For
                                                     27,673   Against
                                                          0   Abstain

           James D. Hyman                         1,151,487   For
           (Nominee)                                 42,381   Against
                                                          0   Abstain

           Roy Kirkorian                          1,666,400   For
           (Nominee)                                      0   Against
                                                          0

           John W. Heidt                          1,495,465   For
           (Nominee)                                      0   Against
                                                          0   Abstain

On January 25, 2001 James D. Hyman was elected as a member of the Board of Directors by a majority vote of the newly elected Board of Directors.

Item 4(d) Proposal No. 3: To ratify the Board of Directors recommendation to appoint Pannell Kerr Forster of Texas, P.C. the Company's independent public accountants for fiscal year 2001.

                                                  2,353,216   For
                                                      3,640   Against
                                                     21,877   Abstain

Item 4(e) There were no settlements between registrant and any other participant terminating any solicitation, subject to Rule 14a-11.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6 (a) Exhibits

       11.1  Computation of earnings per share

Item 6 (b) Reports on Form 8-K

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

                                       FIRST AMERICAN HEALTH CONCEPTS, INC.
                                                  (Registrant)


Date: March 15, 2001                   By: /s/ James D. Hyman
                                           -------------------------------------
                                           (James D. Hyman)
                                           President, Chief Executive Officer
                                           and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                            DATE
---------                               -----                            ----


/s/ James D. Hyman            President, Chief Executive                3/15/01
--------------------------    Officer and Director
   (James D. Hyman)



/s/ James A. Gresko           Vice President of Finance and             3/15/01
--------------------------    Chief Financial Officer
   (James A. Gresko)